Form 10-Q
period 2024-06-30
Silvaco Group, Inc.
filed 2024-08-07
CIK 1943289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒
As of August 5, 2024 the registrant had 26,294,217 shares of common stock, $0.0001 par value per share, outstanding.

SIGNATURES

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and par value amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$34,274	$4,421
Short-term marketable securities	54,611	—
Accounts receivable, net	6,781	4,006
Contract assets, net	9,175	8,749
Prepaid expenses and other current assets	3,369	2,549
Deferred transaction costs	—	1,163
Total current assets	108,210	20,888
Long-term assets:
Long-term marketable securities	13,392	—
Property and equipment, net	742	591
Operating lease right-of-use assets, net	2,144	1,963
Intangible assets, net	4,956	342
Goodwill	9,026	9,026
Long-term portion of contract assets, net	9,096	6,250
Other assets	1,845	1,825
Total long-term assets	41,201	19,997
Total assets	$149,411	$40,885
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,572	$2,495
Accrued expenses and other current liabilities	23,748	10,255
Accrued income taxes	2,288	1,626
Deferred revenue, current	8,519	7,882
Operating lease liabilities, current	863	735
Related party line of credit	—	2,000
Vendor financing obligation, current	2,049	—
Total current liabilities	40,039	24,993
Long-term liabilities:
Deferred revenue, non-current	3,337	5,071
Operating lease liabilities, non-current	1,266	1,198
Vendor financing obligation, non-current	2,738	—
Other long-term liabilities	185	221
Total liabilities	47,565	31,483
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2024; no shares authorized as of December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 26,294,217 shares issued and outstanding as of June 30, 2024; 25,000,000 shares authorized; 20,000,000 shares issued and outstanding as of December 31, 2023	3	2
Additional paid-in capital	129,837	—
(Accumulated deficit) Retained earnings	(25,618)	11,392
Accumulated other comprehensive loss	(2,376)	(1,992)
Total stockholders' equity	101,846	9,402
Total liabilities and stockholders' equity	$149,411	$40,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited, in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Software license revenue	$11,023	$8,845	$23,281	$19,510
Maintenance and service	3,937	3,680	7,568	7,306
Total revenue	14,960	12,525	30,849	26,816
Cost of revenue	4,861	2,373	6,834	4,398
Gross profit	10,099	10,152	24,015	22,418
Operating expenses:
Research and development	7,707	3,169	11,323	6,544
Selling and marketing	7,171	2,930	10,483	5,735
General and administrative	18,314	4,258	22,914	8,811
Estimated litigation claim	14,696	—	14,696	—
Total operating expenses	47,888	10,357	59,416	21,090
Operating (loss) income	(37,789)	(205)	(35,401)	1,328
Loss on debt extinguishment	(718)	—	(718)	—
Interest income	682	2	682	3
Interest and other expense, net	(349)	(240)	(554)	(572)
(Loss) income before income tax provision	(38,174)	(443)	(35,991)	759
Income tax provision (benefit)	214	(112)	1,019	276
Net (loss) income	$(38,388)	$(331)	$(37,010)	$483
(Loss) earnings per share attributable to common stockholders:
Basic and diluted	$(1.55)	$(0.02)	$(1.65)	$0.02
Weighted average shares used in computing per share amounts:
Basic and diluted	24,811,112	20,000,000	22,405,557	20,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(38,388)	$(331)	$(37,010)	$483
Other comprehensive (loss) income:
Foreign currency translation adjustments	(199)	(134)	(384)	(46)
Comprehensive (loss) income	$(38,587)	$(465)	$(37,394)	$437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except share amounts)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2024	20,000,000	$2	$—	$12,770	$(2,177)	$10,595
Issuance of common stock in connection with initial public offering, net of underwriting fees and commissions and net of deferred transaction costs of $3,298	6,000,000	1	102,721	—	—	102,722
Conversion of Micron Note into common stock	294,217	—	5,589	—	—	5,589
Stock-based compensation expense	—	—	21,527	—	—	21,527
Other comprehensive loss	—	—	—	—	(199)	(199)
Net loss	—	—	—	(38,388)	—	(38,388)
Balance, June 30, 2024	26,294,217	$3	$129,837	$(25,618)	$(2,376)	$101,846

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2023	20,000,000	$2	$—	$12,522	$(1,819)	$10,705
Other comprehensive loss	—	—	—	—	(134)	(134)
Net loss	—	—	—	(331)	—	(331)
Balance, June 30, 2023	20,000,000	$2	$—	$12,191	$(1,953)	$10,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except share amounts)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	20,000,000	$2	$—	$11,392	$(1,992)	$9,402
Issuance of common stock in connection with initial public offering, net of underwriting fees and commissions and net of deferred transaction costs of $3,298	6,000,000	1	102,721	—	—	102,722
Conversion of Micron Note into common stock	294,217	—	5,589	—	—	5,589
Stock-based compensation expense	—	—	21,527	—	—	21,527
Other comprehensive loss	—	—	—	—	(384)	(384)
Net loss	—	—	—	(37,010)	—	(37,010)
Balance, June 30, 2024	26,294,217	$3	$129,837	$(25,618)	$(2,376)	$101,846

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	20,000,000	$2	$—	$11,928	$(1,907)	$10,023
ASC 326 Transition Adjustment	—	—	—	(220)	—	(220)
Balance, January 1, 2023	20,000,000	2	—	11,708	(1,907)	9,803
Other comprehensive loss	—	—	—	—	(46)	(46)
Net income	—	—	—	483	—	483
Balance, June 30, 2023	20,000,000	$2	$—	$12,191	$(1,953)	$10,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(37,010)	$483
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	475	309
Stock-based compensation expense	21,829	—
Provision for credit losses	143	43
Estimated litigation claim	14,696	—
Loss on debt extinguishment	718	—
Accretion of discount on marketable securities, net	(194)	—
Change in fair value of contingent consideration	(18)	341
Changes in operating assets and liabilities:
Accounts receivable	(3,102)	759
Contract assets	(4,081)	290
Prepaid and other current assets	(882)	(13)
Other assets	(84)	—
Accounts payable	(2)	(1,068)
Accrued expenses	(1,321)	(652)
Accrued income taxes	687	(107)
Deferred revenue	(673)	1,368
Other current liabilities	34	830
Other long-term liabilities	(9)	(417)
Net cash (used in) provided by operating activities	(8,794)	2,166
Cash flows from investing activities:
Purchases of marketable securities	(67,809)	—
Purchases of property and equipment	(56)	(202)
Net cash used in investing activities	(67,865)	(202)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting fees	106,020	—
Proceeds from issuance of convertible note, net of debt issuance costs	4,852	—
Proceeds from loan facility	4,250	—
Repayment of loan facility	(4,250)	—
Repayment of 2022 line of credit	(2,000)	—
Deferred transaction costs	(2,126)	—
Contingent consideration	(22)	(921)
Payments of vendor financing obligation	(300)	—
Net cash provided by (used in) financing activities	106,424	(921)
Effect of exchange rate fluctuations on cash and cash equivalents	88	(173)
Net increase in cash and cash equivalents	29,853	870
Cash and cash equivalents, beginning of period	4,421	5,478
Cash and cash equivalents, end of period	$34,274	$6,348
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
Initial public offering
In May 2024, the Company completed its initial public offering (“IPO”), in which it issued and sold 6,000,000 shares of its common stock at the public offering price of $19.00 per share. The Company received gross proceeds of $114.0 million, with $106.0 million funded to the Company after deducting underwriting discounts and commissions of $8.0 million.
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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these condensed consolidated financial statements, as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with its audited consolidated financial statements for the year ended December 31, 2023 and the related notes thereto included in the Company’s final prospectus relating to the initial public offering, dated May 8, 2024, relating to the registration statement on Form S-1 (File No. 333-278666), as amended, filed with the SEC on May 10, 2024, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (“Securities Act”). The December 31, 2023 condensed consolidated balance sheet was derived from the audited consolidated financial statements as of that date. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the condensed consolidated financial statements.
The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the Company’s operating results to be expected for the full fiscal year or any other future interim or annual period.
Revision of prior financial statements
For the three and six months ended June 30, 2023, general and administrative expenses were understated by $0.2 million and $0.4 million, respectively, in the Company’s condensed consolidated statement of income (loss) and accrued expenses were understated by $0.4 million in the Company’s condensed consolidated balance sheet due to certain accruals for professional services rendered not being recorded. The Company has determined that such errors are immaterial for the three and six months ended June 30, 2023 and has increased accrued expenses and other current liabilities and general and administrative expenses to correct these immaterial errors.

Emerging growth company status
The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.
The Company will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year (a) following the fifth anniversary of the consummation of the Company’s initial public offering (“IPO”), (b) in which the Company’s total annual gross revenue is at least $1.2 billion, or (c) when the Company is deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the amounts of revenue and expenses during the reported periods. The Company’s most significant estimates relate to revenue recognition. Other estimates include, but are not limited to, accounts receivable allowances, stock-based compensation expense, valuation of goodwill and other intangible assets, contingent consideration, derivative valuations, uncertain tax positions and income taxes. Actual results could differ from those estimates.
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
Concentrations of credit risk
As of June 30, 2024, three customers represented 25%, 13% and 10% of the Company’s accounts receivable. As of December 31, 2023, two customers represented 20% and 15% of the Company’s accounts receivable.
During the three and six months ended June 30, 2024, one customer represented 37% and 19% of the Company’s total revenue, respectively. During the three and six months ended June 30, 2023, none of the Company’s customers represented more than 10% of the Company’s total revenue.
In addition to the concentration of credit risk with respect to trade receivables, the Company's cash on deposit with financial institutions is also exposed to concentration risk. The Company's cash on deposit with financial institutions are insured through various public and private bank deposit insurance programs, foreign and domestic; however, a significant portion of cash balances held as of June 30, 2024 and December 31, 2023 exceeded insured limits.
As of June 30, 2024, $8.8 million, or 26%, of the Company’s cash and cash equivalents was maintained with one financial institution, where the Company’s current deposits are in excess of federally insured limits. Past macroeconomic conditions have resulted in the actual or perceived financial distress of many financial institutions, including the failures of Silicon Valley Bank, Signature Bank and First Republic Bank and the UBS takeover of Credit Suisse. If the financial institutions with whom the Company does business were to be placed into receivership, the Company may be unable to access the cash it has on deposit with such institutions. If the Company is unable to access its cash as needed, the Company’s financial position and ability to operate its business could be adversely affected.

Marketable securities
The Company’s investments in marketable securities have been classified and accounted for as available-for-sale and are recorded at estimated fair value. The Company’s available-for-sale marketable securities are comprised of money market funds, U.S. treasury securities and U.S. government securities. The Company classifies its investments with original maturities of three months or less when acquired as cash equivalents. The Company classifies its marketable securities with original maturities of longer than three months but within twelve months as of the reporting date as short-term marketable securities. Marketable securities with maturities of twelve months or longer as of the reporting date are classified as long-term marketable securities. Purchase discounts are accreted using the effective interest method over the life of the related security and such accretion is included in interest income in the condensed consolidated statement of income (loss).
For available-for-sale debt securities in an unrealized loss position, the Company evaluates whether it intends to sell the security before the recovery of its amortized cost basis. If both of these criteria are met, the security’s amortized cost basis is written down to fair value and a loss is recorded in interest expense and other, net on the condensed consolidated statements of income (loss), not to exceed the amount of the unrealized loss. The Company did not recognize any other-than-temporary impairment on its marketable securities during the six months ended June 30, 2024. Unrealized gains and losses (excluding other-than-temporary impairment and credit loss) on available-for-sale marketable securities are reported in other comprehensive loss on the condensed consolidated statements of comprehensive loss. Credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge to interest expense and other, net on the condensed consolidated statements of income (loss). The cost of securities sold is based on the specific identification method and realized gains and losses are reported in interest income and interest expense and other, net on the consolidated statements of income (loss), respectively. The Company’s unrealized gains and losses on available-for-sale marketable securities were not material for the three and six months ended June 30, 2024.
Allowance for credit losses
The Company assesses its ability to collect outstanding receivables and contract assets and provides customer-specific allowances, allowances for credit losses for the portion of receivables and contract assets that are estimated to be uncollectible. Allowances for credit losses are based on historical collection experience and expected credit losses, customer specific financial condition, current economic trends in the customer's industry and geographic region, changes in customer demand and the overall economic climate in the market the Company serves. Provisions for the allowance for expected credit losses attributable to bad debt are recorded as general and administrative expenses. Account balances deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers or the market the Company serves change, the Company’s estimate of the recoverability of its accounts receivable and contract assets could be further adjusted. The Company does not have any material account receivable or contract asset balances that are past due and has not written off any significant balances in its portfolio against the allowance for credit losses for the periods presented. The Company’s provision for credit losses was a recovery of $0.1 million and a loss of $0.1 million for the three and six months ended June 30, 2024, respectively, and losses of $22,000 and $43,000 for the three and six months ended June 30, 2023, respectively. The Company’s allowance for expected credit losses on accounts receivable and contract assets, in the aggregate, was $0.7 million and $0.5 million as of June 30, 2024 and December 31, 2023, respectively.
Foreign currencies
The financial statements of Silvaco's international subsidiaries with local functional currencies are translated to U.S. dollars upon consolidation. Assets and liabilities are translated at the effective exchange rate on the balance sheet date. Results of operations are translated at average exchange rates, which approximate rates in effect when the underlying transactions occur. The Company recorded foreign currency translation adjustments of $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and, $0.1 million and $46,000 for the three and six months ended June 30, 2023, respectively, within accumulated other comprehensive loss.

Certain sales and intercompany transactions are denominated in foreign currencies. These transactions are recorded in functional currency at the appropriate exchange rate on the transaction date. Monetary assets and liabilities denominated in a currency other than the Company's functional currency or its subsidiaries' functional currencies are remeasured at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in interest and other expense, net. The Company recorded net foreign exchange transaction losses of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and foreign exchange transaction losses of $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively.
Accumulated other comprehensive loss
Accumulated other comprehensive loss is composed of foreign currency translation adjustments and unrealized gains and losses on marketable securities. Unrealized gains and losses on marketable securities were immaterial for the three and six months ended June 30, 2024.
Earnings per share
Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding, including RSUs vested but not yet issued. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents attributable to RSU grants.
The following outstanding securities were excluded from the computation of diluted earnings per share because (i) the effect would be anti-dilutive for the three and six months ended June 30, 2024, and (ii) the securities were contingent upon conditions for issuance which were not satisfied as of June 30, 2023. See Note 8, Restricted Stock Units for additional information.

	June 30,
	2024	2023
RSU Grants	1,605,949	3,049,328

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

3. Revenue
The Company's revenue is derived principally from contracts which promise to deliver combinations of software licensing and related maintenance and services, which are accounted for as separate performance obligations with differing revenue recognition patterns. The transaction price is allocated to each distinct performance obligation based on the relative standalone selling price. Software license revenue consists of the Company’s software sold under a software license. Revenue related to stand-alone software applications are generally recognized upon shipment and delivery of license keys. For certain arrangements revenue is recognized based on usage or ratably over the term of the arrangement. Maintenance and service revenue consists of both maintenance revenues and professional services revenues which is recognized based on usage or ratably over the term of the arrangement. The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a contract asset when revenue is recognized prior to invoicing, an accounts receivable upon invoicing or deferred revenue when invoicing precedes revenue recognition.
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
Transaction price allocated to the remaining performance obligations
As of June 30, 2024, approximately $33.2 million of revenue is expected to be recognized from remaining performance obligations. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. The Company's backlog represents installment billings for periods beyond the current billing cycle. The Company expects to recognize revenue on approximately 47% of these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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
During the three and six months ended June 30, 2024, the Company recognized revenue of $1.8 million and $4.1 million, respectively, that was included in the total deferred revenue balance as of December 31, 2023. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue during the three and six months ending June 30, 2024 as described above.
4. Leases
The Company’s headquarters are located in Santa Clara, California, where the Company has an operating lease covering its corporate office expiring in March of 2025. The Company also has operating leases in Duluth, Georgia, and abroad, in Japan, France, China, the United Kingdom, Taiwan, Singapore, and Korea, among other countries. The expiration dates for these operating leases range from 2024 through 2029. As of June 30, 2024 and December 31, 2023, the Company’s operating lease right-of-use assets and operating lease liabilities were as follows:

	June 30,	December 31,
	2024	2023
	(in thousands)
Operating lease right-of-use assets, net	$2,144	$1,963
Operating lease liabilities, current	863	735
Operating lease liabilities, non-current	$1,266	$1,198
The components of operating lease cost during the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Operating lease cost	$247	$243	$477	$499
Variable lease cost(1)	32	48	92	72
Total operating lease cost	$279	$291	$569	$571

(1)Variable lease cost includes common area maintenance, utilities, security, insurance and property taxes.
Additional information related to the Company’s operating leases for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Cash paid for operating lease liabilities	$241	$244	$463	$500
Right-of-use assets obtained in exchange for lease obligations	$166	$—	$733	$—

	Six Months Ended June 30,
	2024	2023
Weighted average remaining lease term (in years)	3.58	4.38
Weighted average discount rate	3.09%	4.14%
As of June 30, 2024 maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
(in thousands)
Remainder of 2024	$448
2025	753
2026	412
2027	234
2028	195
Thereafter	195
Total lease payments	$2,237
Less: imputed interest	(108)
Total operating lease liabilities	$2,129
Current portion of lease liability	$863
Non-current portion of lease liability	$1,266

5. Goodwill and Intangible Assets
There were no changes in goodwill during the three and six months ended June 30, 2024 and 2023.

As of June 30, 2024 intangible assets were classified as follows:

		June 30, 2024
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	5	$800	$(587)	$213
Customer relationships	5	90	(82)	8
Non-compete agreements	5	20	(15)	5
Licensed IP	5	4,979	(249)	4,730
Total intangible assets		$5,889	$(933)	$4,956

		December 31, 2023
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	5	$2,660	$(2,367)	$293
Customer relationships	5	2,416	(2,374)	42
Non-compete agreements	5	179	(172)	7
Total intangible assets		$5,255	$(4,913)	$342

On April 11, 2024, the Company amended and reinstated its license agreement to offer semiconductor intellectual property (“SIP”) developed in partnership with NXP (the “NXP IP”) for total cash consideration of $6.0 million, to be paid over 5 years. The NXP IP has a net book value of $4.7 million as of June 30, 2024 and a useful life of 5 years, which is the length of the license agreement. The Company recorded a corresponding vendor financing obligation related to the license agreement with NXP. See Note 7, Debt and Financing Obligations, for further discussion.
Amortization expense for intangible assets was $0.3 million and $0.4 million during the three and six months ended June 30, 2024, respectively, of which $0.2 million was recognized in cost of revenue for each of the three and six months ended June 30, 2024, with the remainder recognized in research and development expense in the Company’s condensed consolidated statement of income (loss). Amortization expense for intangible assets was $0.1 million and $0.2 million during the three and six months ended June 30, 2023, respectively, all of which was recognized in research and development expense on the Company’s condensed consolidated statement of income (loss).
As of January 1, 2024, the Company removed the carrying value of $4.3 million of fully amortized intangible assets which at time of removal had nil net book value.

As of June 30, 2024, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31,
Amount
(in thousands)
Remainder of 2024	$587
2025	1,132
2026	996
2027	996
2028	996
Thereafter	249
Total net carrying value of intangible assets	$4,956

6. Related Parties
The Company has a commercial lease agreement with Kipee International, Inc., a related party controlled by Katherine Ngai-Pesic, who is the Company's founding principal stockholder and chairperson of the Board of Directors, for Silvaco's corporate office in Santa Clara, California. In connection with this lease arrangement, the Company recorded rent expense of $54,000 and $0.1 million during the three and six months ended June 30, 2024 and 2023, respectively. The Company's right-of-use asset and operating lease liability under this three year arrangement, which commenced on May 1, 2022 and expires on March 31, 2025, is $0.2 million as of June 30, 2024.
The Company has two international office leases with New Horizons (Cambridge) LTD (“NHC”) and New Horizons France (“NHF”) in Cambridgeshire, England and Grenoble, France, respectively. NHC and NHF are real estate entities owned and controlled by Ms. Ngai-Pesic. In connection with these lease arrangements, the Company recorded rent expense of $74,000 and $0.1 million during the three and six months ended June 30, 2024 and 2023, respectively. The Company's right-of-use asset and operating lease liability under the NHC lease, which expires on December 31, 2029, is $1.0 million as of June 30, 2024. The Company's right-of-use asset and operating lease liability under the NHF lease, which expires on April 30, 2026, is $0.1 million as of June 30, 2024.
On June 13, 2022, Silvaco entered into a $4.0 million line of credit with Ms. Ngai-Pesic (the “2022 Credit Line”). In connection with this line of credit, the Company recorded interest expense of $22,000 and $0.1 million during the three and six months ended June 30, 2024, respectively, and $47,000 and $0.1 million during the three and six months ended June 30, 2023, respectively. The outstanding amounts due under the 2022 Credit Line were repaid in full and the 2022 Credit Line was terminated in May of 2024. See Note 7, Debt and Financing Obligations, for further discussion.
In February of 2012, Gu-Guide LP, a real estate entity controlled by Ms. Ngai-Pesic, Bank of the West and Silvaco Group, Inc., as guarantor, entered into a loan agreement pursuant to which Bank of the West agreed to lend Gu-Guide LP certain amounts of money (the “Loan”). The Loan was secured by a building representing a total of 9,000 square feet located at 4701 Patrick Henry Drive, Santa Clara, California 95054. In the event that the proceeds from the foreclosure of the foregoing collateral are insufficient to repay the outstanding amounts under the Loan, Silvaco Group Inc. had guaranteed the repayment of the outstanding amounts under the Loan. The Loan was repaid in July of 2024.
A member of the Company’s board of directors also serves as chairman of the board for one of Silvaco’s customers. The Company recorded $28,000 and $0.6 million in software revenue from this customer during the three and six months ended June 30, 2024, respectively, and $10,000 and $0.1 million in software revenue from this customer during the three and six months ended June 30, 2023, respectively. As of June 30 2024, the balance of the Company’s contract assets with this customer was $0.3 million.

7. Debt and Financing Obligations
On June 13, 2022, Silvaco entered into the 2022 Credit Line which bears interest at a rate of prime plus 1% per annum. As of December 31, 2023, the principal balance of the 2022 Credit Line was $2.0 million. In May 2024, the outstanding balance under the 2022 Credit Line was repaid in full, and the 2022 Credit Line was terminated. The Company did not recognize any gain or loss on the extinguishment of the 2022 Credit Line.
In December 2023, the Company entered into a loan facility with East West Bank (the “East West Bank Loan”) which had a maturity date of December 14, 2025 and provided for borrowings of up to $5.0 million bearing interest at a per annum rate equal to one half of one percent (0.5%) above the greater of (i) the prime rate or (ii) four and one half percent (4.5%). The Company drew $4.3 million on the East West Bank Loan during the six months ended June 30, 2024 and repaid the $4.3 million in full in May 2024. Accordingly, the Company recognized a loss on debt extinguishment of $0.1 million during the three and six months ended June 30, 2024. The Company additionally recorded interest expense of $0.1 million and $0.2 million during the three and six months ended June 30, 2024, respectively, with respect to the East West Bank Loan. In May 2024, the East West Bank Loan was terminated.
On April 11, 2024, the Company amended its license agreement with NXP, pursuant to which the Company financed the purchase of licensed IP and recorded an associated vendor financing obligation, which has a balance of $4.8 million as of June 30, 2024. The Company determined that the vendor financing obligation had an imputed interest rate of 9%, which is reflective of its borrowing rate with similar terms to that of the license agreement, and recognized interest expense of $0.1 million for the three and six months ended June 30, 2024. The Company’s vendor financing obligation is comprised of the following payments as of June 30, 2024:

For the year ending December 31,	Amount
(in thousands)
Remainder of 2024	$600
2025	1,500
2026	1,200
2027	1,200
2028	1,200
Total undiscounted cash flows	$5,700
Less: Imputed interest	913
Present value of vendor financing obligation	$4,787
Vendor financing obligation, current	2,049
Vendor financing obligation, non-current	$2,738
On April 16, 2024, the Company entered into a note purchase agreement with Micron Technology Inc. (“Micron”), which has been and is a customer of the Company, pursuant to which the Company issued to Micron a senior subordinated convertible promissory note in the principal amount of $5.0 million (the “Micron Note”). The Micron Note was contractually subordinated to the East West Bank Loan through a subordination agreement with East West Bank, but was senior to all of our other existing debt and was senior to any new future debt incurred (other than any undrawn amount available under the East West Bank Loan while it was outstanding). The Micron Note accrued interest at a rate of 8% per annum, with principal and interest due upon maturity three years after the date of issuance. Upon the consummation of the IPO, the Micron Note was mandatorily convertible into a number of shares equal to the outstanding principal amount and accrued interest divided by a conversion price equal to (a) the price of the Company’s common stock issued in the initial public offering, times (b) 0.90. The Company determined that the feature that allowed for settlement of the Micron Note into a variable number of shares required bifurcation as a derivative liability and should be initially measured at fair value. The Company recorded a derivative liability of $0.5 million and a corresponding debt discount of $0.5 million on the issuance date.

On May 13, 2024, the Micron Note was converted into 294,217 shares of the Company’s common stock in connection with the consummation of the IPO. The shares issued pursuant to the Micron Note have been registered for resale under the Securities Act. Upon the settlement of the Micron Note, the derivative liability was settled and the Company remeasured it to its fair value and recorded a loss on derivative remeasurement of $28,000 during the three and six months ended June 30, 2024, which was recorded in interest and other expense, net on the Company’s condensed consolidated statements of income (loss). As a result, the fair value of the shares issued of $5.6 million was recognized in additional paid-in capital and the Company settled the debt, inclusive of the derivative liability, and recognized a loss on debt extinguishment of $0.7 million during the three and six months ended June 30, 2024.
8. Restricted Stock Units
On March 18, 2024, the number of shares of common stock reserved for issuance of RSU under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) was increased to 4.6 million and the term of the 2014 Plan was extended to March 18, 2034. On April 26, 2024, in connection with the Company’s IPO, the Company’s board of directors approved and adopted, subject to stockholder approval, the 2024 Stock Incentive Plan (“2024 Plan”), and the Company’s stockholders approved the 2024 Plan on April 29, 2024. The 2024 Plan became effective on May 8, 2024 and supersedes the Company’s 2014 Plan. All shares granted under the 2014 Plan that are forfeited and shares reserved for future issuance under the 2014 Plan are included in the share reserve under the 2024 Plan. As of June 30, 2024, the number of shares of common stock reserved for future issuance under the 2024 Plan was 3,739,932.
The Company issues RSUs to its employees, directors and service providers. The RSUs awarded under the 2014 Plan generally had two vesting requirements, a time and service-based requirement (the “Time-Based Requirement”) and a liquidity event requirement (the “Liquidity Event Requirement”). The Liquidity Event Requirement would be satisfied as to any then-outstanding RSUs on the first to occur of: (1) a change in control event (as defined in the award agreement) or (2) the first sale of common stock pursuant to an underwritten IPO, in either case, within 10 years of the grant date. The Liquidity Event Requirement was satisfied upon the consummation of the IPO on May 13, 2024. The Time-Based Requirement generally requires four years for full vesting of the grants, with 25% vesting after one year and quarterly vesting over the subsequent three years. Certain grants have had modified time-based vesting requirements, including certain grants that have been issued with the Time-Based Requirement satisfied on the grant date. The Company recognizes its stock-based compensation expense ratably over the requisite service period, which is generally four years.
The following table summarizes the Company's RSU activity pursuant to the 2014 Plan and the 2024 Plan for the six months ended June 30, 2024:

	Weighted Average		Number of Awards
	Grant Date Fair Value	Remaining Contract Term (in years)
Balance as of December 31, 2023	$7.20	6.56	3,398,276
Granted	15.69	9.62	980,059
Vested(1)	7.16	5.54	(2,679,397)
Forfeited / canceled	8.64	6.74	(92,989)
Balance as of June 30, 2024	$12.13	9.09	1,605,949

(1)Vested RSUs as of June 30, 2024 are excluded from the calculation of the Company’s common stock outstanding on the Company’s condensed consolidated balance sheet and condensed consolidated statements of stockholders’ equity as of June 30, 2024, due to the pending issuance of the common stock which are subject to lock-up agreements.

During the three and six months ended June 30, 2024 prior to the IPO, the grant date fair value of the RSU awards was derived from an interpolation based on the contemplated listing price of the Company’s anticipated IPO. For RSUs granted after the IPO, the Company used the publicly listed stock price as the grant date fair value.

Historically the Company has not recorded stock-based compensation expense for the RSUs, as the Liquidity Event Requirement was not deemed probable. The Company has valued the RSUs granted using historical estimates of the fair value of the Company's common stock. Upon the consummation of the Company’s IPO, the Liquidity Event Requirement was met, and the Company incurred stock-based compensation expense associated with (i) RSUs granted to active employees and service providers, (ii) RSUs granted to certain former employees and service providers whose RSUs become vested in connection with the Liquidity Event, and (iii) the acceleration of the Time Based Requirement for certain awards to executive officers, senior management and directors as a result of the Liquidity Event.
In November 2023, the Company issued 30,000 RSUs with certain performance-based conditions, in addition to the Time-Based Requirement, and a grant date fair value of $0.4 million. The Company estimates the probability of achievement of applicable performance goals for performance-based RSUs in each reporting period and recognizes related stock-based compensation expense using the straight line attribution method. The amount of stock-based compensation expense recognized in any period can vary based on the attainment or expected attainment of the various performance goals. If such performance goals are not ultimately met, no stock-based compensation expense is recognized and any previously recognized compensation expense is reversed. The Company recognized stock-based compensation expense of $0.1 million related to these RSUs during the three and six months ended June 30, 2024.
In November 2023, the Company issued 75,000 RSUs with certain market-based conditions, in addition to the Time Based Requirement and the Liquidity Event Requirement, and a grant date fair value of $0.6 million. The Company estimated the fair value of market-based RSUs on the grant date using a Monte Carlo simulation model. The vesting of the market-based RSUs is contingent on achieving a minimum volume-weighted average stock price (“VWAP”). The assumptions used in the Monte Carlo simulation model to determine the grant date fair value were a daily VWAP of $8.92, a volatility of 50%, and a risk-free rate of 4.3%. The Company recognized stock-based compensation expense of $0.1 million related to these RSUs during the three and six months ended June 30, 2024.
As of June 30, 2024, the Company had unrecognized stock-based compensation expense of $17.8 million which is expected to be recognized over a weighted average period of 2.7 years.
During the three and six months ended June 30, 2024, the Company recorded stock-based compensation expense of $21.8 million for the service period through such date using the straight-line attribution method, net of actual forfeitures, based on the grant-date fair value of the RSU awards. The following table summarizes stock-based compensation expense by function for the three and six months ended June 30, 2024:

Amount
(in thousands)
General and administrative	$11,745
Research and development	4,065
Selling and marketing	3,552
Cost of revenue	2,467
$21,829
During the three and six months ended June 30, 2024, the Company’s compensation committee approved the issuance of a variable number of RSUs as a portion of the employee bonus program for the fiscal year 2024. The number of RSUs issued will be calculated as the volume-weighted average price of the Company’s common stock upon the bonus being finalized after the end of the fiscal year. As the Company has an obligation to issue a variable number of shares for a fixed monetary amount, the RSUs will be accounted for as liability-classified awards and subsequently re-measured to their fair value at each reporting date. The Company recognized stock-based compensation expense of $0.3 million associated with the liability-classified RSUs during the three and six months ended June 30, 2024, with a corresponding increase to accrued expenses of $0.3 million. If the bonus was finalized on June 30, 2024, the Company would be required to issue 33,637 RSUs to its employees.
9. Income Taxes
The Company’s provision for income taxes consists principally of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

During the three and six months ended June 30, 2024, the Company recorded an income tax provision of $0.2 million and $1.0 million, respectively, as compared to an income tax benefit of $0.1 million and provision of $0.3 million, respectively, during the three and six months ended June 30, 2023. The effective tax rate for the three and six months ended June 30, 2024 was (1)% and (3)%, respectively, as compared to 25% and 36%, respectively, for the three and six months ended June 30, 2023.
The Company determines its income tax provision for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The primary difference between its effective tax rate and the federal statutory rate is attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, and full valuation allowance against net deferred tax assets.
Management establishes a valuation allowance for those deductible temporary differences when it is more likely than not that the benefit of such deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon the Company's ability to generate taxable income during periods in which the temporary differences become deductible. Management regularly reviews the deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Through the six months ended June 30, 2024, management believes that it is more likely than not that the deferred tax assets will not be realized, such that a full valuation allowance has been recorded.
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
11. Commitments and Contingencies
Warranties
The Company typically provides its customers a warranty on its software licenses for a period of no more than 90 days and on its other tools for a period of no more than one year. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and six months ended June 30, 2024 and 2023, the Company has not incurred any costs related to warranty obligations.
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

Guarantees
In February of 2012, Gu-Guide LP, a real estate entity controlled by the Company’s founding principal stockholder, Bank of the West and Silvaco Group, Inc., as guarantor, entered into a loan agreement pursuant to which Bank of the West agreed to lend Gu-Guide LP certain amounts of money. The Loan is secured by a building representing a total of 9,000 square feet located at 4701 Patrick Henry Drive, Santa Clara, California 95054. In the event that the proceeds from the foreclosure of the foregoing collateral are insufficient to repay the outstanding amounts under the Loan, Silvaco Group Inc. has guaranteed the repayment of the outstanding amounts under the Loan. The Loan was repaid and the Company was released from the guarantee in July of 2024.
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
In December 2020, the Company sought declaratory relief in the California Superior Court to clarify its obligations regarding the earnout payments due to the selling shareholders of Nangate, Inc. (“Nangate”) following its acquisition by the Company in 2018. In February 2021, two of the selling shareholders of Nangate, along with a third cross-complainant (collectively, the “Nangate Parties”) filed a cross-complaint against the Company, as well as one current and one former member of the Company’s board of directors (the “Co-Defendants”). The cross-complaint alleged breach of contract, fraud, and negligent misrepresentation among other causes of action.
In January 2022, the Nangate Parties filed a third amended cross-complaint against the Company, as well as one current and one former member of the Company’s board of directors, seeking $20.0 million in damages for breach of contract, fraud, and unfair business practices, as well as punitive damages.
On July 23, 2024, a jury awarded the Nangate Parties $11.3 million in damages under breach of contract related claims, including breach of contract and breach of the covenant of good faith and fair dealing, along with the potential for an award of statutory pre-judgment interest, and court and litigation related costs and certain expert expenses subject to the Nangate Parties establishing the legal right to them and to be determined by the court. The interest, if awarded, is estimated to be between $3.4 million to $3.8 million as of June 30, 2024 (collectively with the $11.3 million damages award, the “Contract Damages”). As a result, during the three and six months ended June 30, 2024, the Company recorded a charge to estimated litigation claim and accrued expenses and other current liabilities of $14.7 million for the amount awarded to the Nangate Parties. The Company believes it has strong grounds for appeal on multiple issues and is actively evaluating its legal strategies and options, including the possibility of post-trial motions and appeals.
The jury also found the Company and the Co-Defendants liable for certain of the fraud claims and awarded the Nangate parties $6.6 million. Punitive damages relating to the fraud claims, including false promise and intentional misrepresentation, will be considered at a hearing scheduled for August 16, 2024. Any punitive damages awarded would be incremental to the $6.6 million awarded for the fraud claims (collectively, the “Fraud Damages”). After the hearing, the Nangate Parties will have the option to choose either the Contract Damages or the Fraud Damages, but in no circumstances will the Nangate Parties receive both remedies. Given the uncertainty surrounding the potential range of punitive damages and therefore, whether the Fraud Damages will exceed the Contract Damages, the Company at this time cannot reasonably estimate the possible loss or range of loss, if any, that might arise from the Fraud Damages, and above-mentioned court and litigation related costs and certain expert expenses that may be awarded. Therefore, the Company has not recorded any charges for potential liability related to Fraud Damages, and court and litigation related costs and certain expert expenses that may be awarded in this matter.

On August 19, 2021, Aldini AG (“Aldini”) sued the Company, the Company’s French affiliate, a member of the Company’s board of directors and the Company’s CEO, among numerous other noncompany defendants, in connection with the Company’s interactions with Dolphin Design SAS (“Dolphin”). Aldini’s allegations center around the bankruptcy and reorganization of Dolphin in 2018 and Silvaco, Inc.’s acquisition of certain memory assets of Dolphin, which Aldini alleges was done in violation of its rights as a shareholder of Dolphin. Aldini’s First Amended Complaint asserts various tort claims against Silvaco, Inc., Silvaco France, and officers Iliya Pesic and Babak Taheri, including claims for trade secret theft, conspiracy, and intentional interference with a prospective economic advantage. Silvaco, Inc. filed a motion to dismiss; the trade secret theft and conspiracy claims were dismissed with prejudice and the intentional tort claims were dismissed with leave to amend. On August 23, 2022, Aldini filed a Second Amended Complaint against Silvaco, Inc., Silvaco France, and officers Iliya Pesic and Babak Taheri that included similar claims of trade secret theft, conspiracy, and intentional interference with a prospective economic advantage in relation to Silvaco, Inc.’s acquisition of certain assets of Dolphin. Aldini seeks $703.0 million and punitive damages. On March 17, 2023, the Second Amended Complaint was dismissed on all counts, subject to a right of appeal. Aldini filed a notice of appeal on April 27, 2023. The Company is vigorously defending itself in this litigation. The Company accordingly has not recorded a charge for this contingency.
The Company’s software solutions and technology are subject to sanctions, export control and import laws and regulations of the United States and other applicable jurisdictions, including the Export Administration Regulations, U.S. Customs regulations, and economic and trade sanctions regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”). Between August 2019 and June 2022, the Company filed various voluntary disclosures with U.S. Department of Commerce, Bureau of Industry and Security (“BIS”) regarding potential violations of U.S. export control laws and regulations, specifically, the export of the Company’s licenses to certain parties designated on BIS’s Entity List and Unverified List, and the export of certain software modules without a license which was required at the time of the transaction. Such software modules were declassified by BIS in October 2020 to a lesser controlled export classification, meaning that such software generally no longer requires an export license. In July and October 2022 and January 2023, the Company also filed voluntary disclosures with OFAC regarding potential violations of certain OFAC sanctions programs, specifically the download of certain Company software modules by users in U.S. embargoed countries.
After establishing its branch office in Russia in 2017, the Company used a local bank (“Bank A”) as its primary financial institution and engaged a local service provider (“Local Agent”) to act as its tax, accounting and legal consultant to advise with respect to matters affecting the branch office. As a result of the conflict in Ukraine, Bank A was sanctioned by OFAC on April 6, 2022, and based on the recommendation from the Local Agent, the Company established replacement bank accounts at another local bank (“Bank B”), which were opened on June 2, 2022. Following the opening of the new accounts at Bank B, the Local Agent used the Bank B accounts to receive injections of funds from the Company’s US bank accounts; transferred the funds from Bank B to Bank A and paid compensation of certain of the Company’s employees and other expenses using the Company’s bank accounts at Bank A. The discovery of transactions involving the Company’s funds through Bank A following the establishment of the Company’s accounts at Bank B led to the Company’s subsequent voluntary self-disclosure to OFAC in October 2023.
In July 2024, OFAC issued a cautionary letter regarding the sanctions matters instead of pursuing a civil monetary penalty or taking other enforcement action. However, OFAC reserved the right to take future enforcement action should additional information warrant renewed attention.
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

12. Fair Value of Financial Instruments
Fair value measurements
The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
■Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
■Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices), such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions.
■Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
Financial instruments measured at fair value on a recurring basis
The following tables present the Company's financial assets and liabilities that are measured at estimated fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Fair value measurements as of June 30, 2024
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	17,905	17,905	—	—
U.S. treasury securities	4,729	—	4,729	—
Total	22,634	17,905	4,729	—
Available-for-sale marketable securities:
U.S. treasury securities	45,771	—	45,771	—
U.S. government agencies securities	22,232	—	22,232	—
Total	68,003	—	68,003	—
Total	$90,637	$17,905	$72,732	$—
Liabilities:
Contingent consideration	72	—	—	72
Total	$72	$—	$—	$72

	Fair value measurements as of December 31, 2023
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	112	—	—	112
Total	$112	$—	$—	$112

The Company's level 1 financial assets were valued using quoted prices in active markets for identical assets as of June 30, 2024. The Company’s level 2 financial assets were determined based on third-party inputs which are either directly or indirectly observable, such as reported trades and broker or dealer quotes. The Company's marketable securities have an amortized cost that approximates fair value as of June 30, 2024.
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
The following is a reconciliation of changes in the liability related to contingent consideration as of December 31, 2023 and June 30, 2024:

(in thousands)
Fair value as of January 1, 2023	$792
Change in fair value	325
Earn-out payments	(502)
Milestone achievement	(500)
Foreign exchange	(3)
Fair value as of December 31, 2023	$112
Change in fair value	(18)
Earn-out payments	(22)
Fair value as of June 30, 2024	$72

Nonfinancial assets such as property and equipment, operating lease right-of-use assets, intangibles assets, and goodwill are evaluated for impairment and adjusted to fair value using Level 3 inputs only when impairment is recognized.
13. Subsequent Events
On July 23, 2024, a jury awarded the Nangate Parties $11.3 million in damages under breach of contract related claims, including breach of contract and breach of the covenant of good faith and fair dealing, along with the potential for an award of statutory pre-judgment interest, and court and litigation related costs and certain expert expenses subject to the Nangate Parties establishing the legal right to them and to be determined by the court. Refer to Note 11, Commitments and Contingencies, for further discussion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion and analysis of financial condition and results of operations together with our audited consolidated financial statements set forth in our final prospectus relating to the initial public offering, dated May 8, 2024 (the “Prospectus”), relating to the Registration Statement on Form S-1 (File No. 333-278666), as amended (“Registration Statement”), filed with the SEC on May 10, 2024, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (“Securities Act”). This discussion contains forward-looking statements that involve risks, uncertainties and assumptions set forth in our Registration Statement. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q titled “Risk Factors.” Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The following discussion and analysis also includes a discussion of certain non-GAAP financial measures. For a description and reconciliation of the non-GAAP measures discussed in this section, see "Key Operating Indicators and Non-GAAP Financial Measures."
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
Our go-to-market strategy centers on selling software solutions and associated maintenance and services. Our software solutions accounted for 74% and 75% of our revenue for the three and six months ended June 30, 2024, respectively, and 71% and 73% of our revenue for the three and six months ended June 30, 2023, respectively. Associated maintenance and services revenue accounted for 26% and 25% of our revenue for the three and six months ended June 30, 2024, respectively, and 29% and 27% of our revenue for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2024, approximately 91% and 89% of our bookings came from existing customers, respectively, and 9% and 11% came from new customers, respectively. For the three and six months ended June 30, 2023, approximately 81% and 79% of our bookings came from existing customers, respectively, and 19% and 21% came from new customers, respectively.
During the three and six months ended June 30, 2024, we continued to experience an increase in bookings and revenue. Our bookings were $19.5 million and $35.6 million for the three and six months ended June 30, 2024, respectively, and $14.4 million and $30.0 million for the three and six months ended June 30, 2023, respectively. Our revenue was $15.0 million and $30.8 million for the three and six months ended June 30, 2024, respectively, and $12.5 million and $26.8 million for the three and six months ended June 30, 2023, respectively.
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
Our Ability to Expand into New Markets and Applications and Expansion of our Existing Markets
According to Grand View Research, the global EDA software market was estimated to reach $11.1 billion in potential revenue in 2022 and is expected to reach $22.2 billion in potential revenue in 2030, representing a 9% CAGR, driven in part by the growth in the integrated circuits and electronics manufacturing markets, growing complexity of semiconductor and photonics designs and increasing challenges associated with advanced materials and shrinking process technology nodes across the EDA market. We believe these trends will increase the demand for our software solutions over time, which will have a direct impact on our future revenues and results of operations. In response to this increase in complexity and new challenges facing designers, we have increased investments in our research and development for new software product offerings. For example, our research and development expense was 52% and 37% of revenue for the three and six months ended June 30, 2024, respectively, and 25% and 24% of revenue for the three and six months ended June 30, 2023, respectively. We plan to continue to invest in our software solutions to establish and expand a leadership position in our target markets. We also plan to use our research and development efforts to continue to cater to strategic customer needs.
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
Software License Revenue
Revenue from our software licenses is classified as software license revenue. Software license revenue is recognized upfront upon delivery of the licensed product. We also offer licenses of our standard SIP developed in house, and we offer licenses to our SIP developed in partnership with a third party vendor. Our SIP licenses provide customers with access to SoC design SIP which meet established industry standards, thus saving customers the time and resources required to develop similar design methodologies. Our standard SIPs are generally ready to use upon delivery, meaning no customization is required for our customers to obtain value from the use of our SIP in their IC designs. We recognize revenue associated with licenses of our SIP at the commencement of the contract upon delivery of the licensed SIP. With respect to our SIP developed in partnership with a third party vendor, we generally acted as a principal to the transaction because we controlled the promised SIP that we delivered to the customer. Consistent with our role as the principal, we recognized SIP revenue of our SIP developed in partnership with the third party vendor on a gross basis. Any royalty fees based upon unit sales, revenue or flat fees which were paid to the third party vendor were reported in cost of revenue upon delivery pursuant to the terms and conditions of our contractual obligations with the licensors.
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
We also recognized an immaterial portion of our revenue from device characterization and modeling services for the three and six months ended June 30, 2024 and 2023. Revenue is recognized upon the completion of the requested services and, as applicable, satisfaction of customer acceptance terms. Revenue from these services is classified as maintenance and service revenue.
Cost of Revenue and Gross Profit
Cost of revenue consists of personnel costs comprised of salaries and benefits for employees directly involved in our customer support function, such as customer support engineering salary and benefits, costs of our other customer services, allocation of overhead and facility costs and royalties related to the recognized revenue. We recognized $2.5 million of stock-based compensation expense in cost of revenue during the three and six months ended June 30, 2024. Gross profit represents revenue less cost of revenue.
Operating Expenses
Our operating expenses consist of research and development, selling and marketing, general and administrative expenses, and estimated litigation claim. Personnel costs are the most significant component of our operating expenses and consist of salaries, benefits, stock-based compensation expense, bonuses and commissions. Our operating expenses also include consulting costs, costs of facilities, information technology, depreciation and amortization. We expect our operating expenses to fluctuate as a percentage of revenue over time. Historically, we have not recognized stock-based compensation expense, but after the consummation of the IPO, we recognized an aggregate of $21.8 million of stock-based compensation expense during the three and six months ended June 30, 2024. Of the aggregate stock-based compensation expense recorded during the three and six months ended June 30, 2024, we recognized $11.7 million, $4.1 million, and $3.6 million in general and administrative expense, research and development expense, and selling and marketing expense, respectively.
Research and Development
Our research and development expense consists primarily of personnel costs comprised of salaries, stock-based compensation expense, and benefits for employees directly involved in our research and development efforts, as well as engineering, quality assessment, other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing and allocated overhead costs. We expense research and development costs as incurred. We believe that continued investment in our software solutions and services is important for our future growth and acquisition of new customers and, as a result, we expect our research and development expenses to continue to increase, although it may fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.
Selling and Marketing
Selling and marketing expense consists of personnel costs comprised of salaries, stock-based compensation expense, benefits, sales commissions, travel costs, and field application engineering directly involved in our selling and marketing efforts, as well as professional and consulting fees, advertising expenses, and allocated overhead costs. We expect selling and marketing expense to continue to increase as we increase our sales and marketing personnel and grow our international operations, although it may fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.
General and Administrative
General and administrative expense consists of personnel costs associated with our executive, legal, finance, human resources, information technology and other administrative functions, including salaries, stock-based compensation expense, benefits and bonuses. General and administrative expense also includes professional and consulting fees, accounting fees, legal costs, and allocated overhead costs. We expect general and administrative expense to increase as we expand our finance and administrative personnel, grow our operations, and incur additional expense associated with operating as a public company, including director and officer liability insurance and legal and compliance costs, although it may fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.

Estimated Litigation Claim
Estimated litigation claim expense consists of legal costs that became probable and reasonably estimable associated with our obligations with respect to the earnout payment due to the selling shareholders of Nangate, Inc. (“Nangate”), along with a third cross-complainant (collectively, the “Nangate Parties”). On July 23, 2024, a jury awarded the Nangate Parties $11.3 million in damages under breach of contract related claims, including breach of contract and breach of the covenant of good faith and fair dealing, along with the potential for an award of statutory pre-judgment interest, and court and litigation related costs and certain expert expenses subject to the Nangate Parties establishing the legal right to them and to be determined by the court.
Loss on Debt Extinguishment
Loss on debt extinguishment includes losses incurred related to the extinguishment of our note purchase agreement with Micron Technology Inc. and our loan facility with East West Bank.
Interest Income
Interest income includes interest income earned on our cash and marketable securities balances and accretion of the purchase discounts on our marketable securities balances.
Interest and Other Expense, Net
Interest and other expense, net includes interest expense associated with cost of borrowings, leases or interest-bearing agreements, foreign exchange gains and losses and changes in the fair value of contingent consideration associated with legacy acquisitions.
Income Tax Provision
Income tax provision is our estimate of current tax expense incurred from the consolidated results of operations globally.
Results of Operations
The following table sets forth our results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)
Revenue:
Software license revenue	$11,023	$8,845	25%	$23,281	$19,510	19%
Maintenance and service	3,937	3,680	7%	7,568	7,306	4%
Total revenue	14,960	12,525	19%	30,849	26,816	15%
Cost of revenue	4,861	2,373	105%	6,834	4,398	55%
Gross profit	10,099	10,152	(1)%	24,015	22,418	7%
Operating expenses:
Research and development	7,707	3,169	143%	11,323	6,544	73%
Selling and marketing	7,171	2,930	145%	10,483	5,735	83%
General and administrative	18,314	4,258	330%	22,914	8,811	160%
Estimated litigation claim	14,696	—	100%	14,696	—	100%
Total operating expenses	47,888	10,357	362%	59,416	21,090	182%
Operating (loss) income	(37,789)	(205)	18,334%	(35,401)	1,328	(2,766)%
Loss on debt extinguishment	(718)	—	100%	(718)	—	100%
Interest income	682	2	34,000%	682	3	22,633%
Interest and other expense, net	(349)	(240)	45%	(554)	(572)	(3)%
(Loss) income before income tax provision	(38,174)	(443)	8,517%	(35,991)	759	(4,842)%
Income tax provision (benefit)	214	(112)	(291)%	1,019	276	269%
Net (loss) income	$(38,388)	$(331)	11,498%	$(37,010)	$483	(7,763)%

The following table summarizes our results of operations as a percentage of total revenue for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(as a percentage of total revenue)
Revenue:
Software license revenue	74%	71%	75%	73%
Maintenance and service	26%	29%	25%	27%
Total revenue	100%	100%	100%	100%
Cost of revenue	32%	19%	22%	16%
Gross profit	68%	81%	78%	84%
Operating expenses:
Research and development	52%	25%	37%	24%
Selling and marketing	48%	23%	34%	21%
General and administrative	122%	34%	74%	33%
Estimated litigation claim	98%	—%	48%	—%
Total operating expenses	320%	83%	193%	79%
Operating income	(253)%	(2)%	(115)%	5%
Loss on debt extinguishment	(5)%	—%	(2)%	—%
Interest Income	5%	—%	2%	—%
Interest and other expense, net	(2)%	(2)%	(2)%	(2)%
Income before income tax provision	(255)%	(4)%	(117)%	3%
Income tax provision	1%	(1)%	3%	1%
Net income	(257)%	(3)%	(120)%	2%

Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:	(in thousands)
Software license revenue	$11,023	$8,845	$23,281	$19,510
Maintenance and service	3,937	3,680	7,568	7,306
Total revenue	$14,960	$12,525	$30,849	$26,816

Total revenue increased $2.4 million, or 19%, to $15.0 million for the three months ended June 30, 2024 from $12.5 million for the three months ended June 30, 2024. The growth in total revenue was driven primarily by a $3.1 million increase in revenue associated with our TCAD and EDA tools, partially offset by a $0.7 million decline in revenue derived from IP sales, as a result of the lapse in the previous contractual arrangement with NXP. Software license revenue increased $2.2 million, or 25%, to $11.0 million for the three months ended June 30, 2024 from $8.8 million for the three months ended June 30, 2023. Maintenance and service revenue increased $0.3 million, or 7%, to $3.9 million for the three months ended June 30, 2024 from $3.7 million for the three months ended June 30, 2023.
Total revenue increased $4.0 million, or 15%, to $30.8 million for the six months ended June 30, 2024 from $26.8 million for the three months ended June 30, 2023. The growth in total revenue was driven primarily by a $5.4 million increase in revenue associated with our TCAD and EDA tools, including a significant FTCOTM digital-twin modeling product sale to a memory customer, partially offset by a $1.4 million decline in revenue derived from IP sales, as a result of the lapse in the previous contractual arrangement with NXP. Software license revenue increased $3.8 million, or 19%, to $23.3 million for the six months ended June 30, 2024 from $19.5 million for the six months ended June 30, 2023. Maintenance and service revenue increased $0.3 million, or 4%, to $7.6 million for the six months ended June 30, 2024 from $7.3 million for the six months ended June 30, 2023.

Gross Profit
Gross profit declined $0.1 million, or 1%, to $10.1 million for the three months ended June 30, 2024 from $10.2 million for the three months ended June 30, 2023. Gross profit margin decreased to 68% for the three months ended June 30, 2024 from 81% for the three months ended June 30, 2023. Excluding the impact of $2.5 million in non-cash stock-based compensation expense recorded upon the consummation of the IPO, gross profit increased $2.4 million, or, 24%, to $12.6 million for the three months ended June 30, 2024 from $10.2 million for the three months ended June 30, 2023, and gross profit margin increased to 84% for the three months ended June 30, 2024 from 81% for the three months ended June 30, 2023, primarily due to the increase of TCAD and EDA tool sales partially offset by a decrease in IP sales.
Gross profit increased $1.6 million, or 7%, to $24.0 million for the six months ended June 30, 2024 from $22.4 million for the six months ended June 30, 2023. Gross profit margin decreased to 78% for the six months ended June 30, 2024 from 84% for the six months ended June 30, 2023. Excluding the impact of $2.5 million in non-cash stock-based compensation expense recorded upon the consummation of the IPO, gross profit increased $4.1 million, or 18%, to $26.5 million for the six months ended June 30, 2024 from $22.4 million for the six months ended June 30, 2023, and gross profit margin increased to 86% for the six months ended June 30, 2024 from 84% for the six months ended June 30, 2023, primarily due to the increase of TCAD and EDA tool sales partially offset by a decrease in IP sales.

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating expenses
Research and development	$7,707	$3,169	$11,323	$6,544
Selling and marketing	7,171	2,930	10,483	5,735
General and administrative	18,314	4,258	22,914	8,811
Estimated litigation claim	14,696	—	14,696	—
Total operating expenses	$47,888	$10,357	$59,416	$21,090

Research and Development Expenses
Research and development expenses were $7.7 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $4.5 million, or 143%, was primarily due to $4.1 million of stock-based compensation expense recorded as a result of the consummation of the IPO and a $0.4 million increase in software maintenance expense.
Research and development expenses were $11.3 million and $6.5 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $4.8 million, or 73%, was primarily due to $4.1 million of stock-based compensation expense recorded as a result of the consummation of the IPO, a $0.4 million increase in software maintenance expense, and a $0.3 million increase in consulting, simulation and engineering support expenses.
Selling and Marketing Expenses
Selling and marketing expenses were $7.2 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively. The increase of $4.2 million, or 145%, was primarily due to $3.6 million of stock-based compensation expense recorded as a result of the consummation of the IPO, a $0.3 million increase in salary and benefits expenses, primarily related to increased headcount and merit increases, a $0.2 million increase in commission expenses and a $0.1 million increase in trade show related expenses.
Selling and marketing expenses were $10.5 million and $5.7 million for the six months ended June 30, 2024 and 2023, respectively. The increase of $4.7 million, or 83%, was primarily due to $3.6 million of stock-based compensation expense recorded as a result of the consummation of the IPO, a $0.7 million increase in salary and benefits expenses, primarily related to increased headcount and merit increases, a $0.1 million increase in professional fees, and a $0.1 million increase in commission expenses.

General and Administrative Expenses
General and administrative expenses were $18.3 million for the three months ended June 30, 2024 as compared to $4.3 million during the three months ended June 30, 2023. The increase of $14.1 million, or 330%, was primarily due to $11.7 million of stock-based compensation expense recorded as a result of the consummation of the IPO and a $2.4 million increase in legal, professional and audit fees.
General and administrative expenses were $22.9 million for the six months ended June 30, 2024 as compared to $8.8 million during the six months ended June 30, 2023. The increase of $14.1 million, or 160%, was primarily due to $11.7 million of stock-based compensation expense recorded as a result of the consummation of the IPO, and a $2.5 million increase in legal, professional and audit fees.
Estimated Litigation Claim
Estimated litigation claim was $14.7 million for the three and six months ended June 30, 2024. The estimated litigation claim consists of a $14.7 million charge recorded due to a jury’s verdict to award the Nangate Parties $11.3 million with additional statutory pre-judgment interest, and court and litigation related costs and certain expert expenses (the “Nangate Litigation”).
Loss on debt extinguishment
On May 13, 2024, the Micron Note was converted into 294,217 shares of our common stock in connection with the consummation of the IPO. As a result, $5.6 million was recognized in additional paid-in capital and we recognized a loss on debt extinguishment of $0.6 million during the three and six months ended June 30, 2024. We also recognized a loss on debt extinguishment of $0.1 million associated with the settlement of our East West Bank Loan. See Note 7 of our condensed consolidated financial statements for further discussion.
Interest Income
Interest income reflects interest earned and accretion on our cash and cash equivalents and marketable securities.
Interest and Other Expense, Net
Interest and other expense, net, was $0.3 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.6 million for each of the six months ended June 30, 2024 and 2023, respectively. Interest and other expense, net, includes interest expense associated with cost of borrowings, vendor financing, leases, vendor financing or interest-bearing agreements, foreign exchange gains and losses and changes in the fair value of contingent consideration associated with legacy acquisitions. The increase in interest and other expense, net, for the three months ended June 30, 2024 was primarily due an increase in the amount of interest-bearing debt outstanding during the period. The Company does not have any interest-bearing debt outstanding as of June 30, 2024.
Income Tax Provision
Income tax provision (benefit) was a provision of $0.2 million and a benefit of $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and provisions of $1.0 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively. See Note 9 of our condensed consolidated financial statements for further discussion.
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
Bookings
We define a booking as a signed contract and related purchase commitment from a customer, based on the value set forth in a purchase order. We believe bookings are a useful metric to measure the success of customer sales and provide an indication of trends in our operating results that are not necessarily reflected in our revenue, because we recognize revenues on the later satisfaction of the obligations to our customers, and not at the time of sale to a customer. Reported bookings may be subject to adjustments and potential cancellations prior to the satisfaction of the obligations to our customers. For the three and six months ended June 30, 2024, we recorded $19.5 million and $35.6 million in bookings, respectively, as compared to $14.4 million and $30.0 million in bookings for the three and six months ended June 30, 2023, respectively.

The following table sets forth our bookings for each of the three month periods during the trailing five quarters as of June 30, 2024.

	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023

Bookings	$19,478	$16,112	$15,565	$12,487	$14,362

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
We define non-GAAP operating income (loss) as our GAAP operating income (loss) adjusted to exclude certain costs, including certain transaction-related costs, IPO preparation costs, acquisition-related estimated litigation claim and legal costs, stock-based compensation expense, amortization of acquired intangible assets, impairment charges, and executive severance costs. We define non-GAAP net income (loss) as our GAAP net income (loss) adjusted to exclude certain costs, including certain transaction-related costs, IPO preparation costs, acquisition-related estimated litigation claim and legal costs, stock-based compensation expense, amortization of acquired intangible assets, impairment charges, executive severance costs, change in fair value of contingent consideration, foreign exchange (gain) loss, loss on debt extinguishment, and the income tax effect on non-GAAP items. We monitor non-GAAP operating income (loss) and non-GAAP net income (loss) as non-GAAP financial measures to supplement the financial information we present in accordance with GAAP to provide investors with additional information regarding our financial results.
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
The following table reconciles operating income to non-GAAP operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating (loss) income	$(37,789)	$(205)	$(35,401)	$1,328
Add:
Acquisition-related estimated litigation claim and legal costs(1)	16,717	233	17,311	469
Amortization of acquired intangible assets(2)	296	74	366	175
IPO preparation costs(3)	607	711	873	979
Stock-based compensation expense	21,829	—	21,829	—
Non-GAAP operating income	$1,660	$813	$4,978	$2,951

The following table reconciles net income to non-GAAP net income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net (loss) income	$(38,388)	$(331)	$(37,010)	$483
Add:
Acquisition-related estimated litigation claim and legal costs(1)	16,717	233	17,311	469
Amortization of acquired intangible assets(2)	296	74	366	175
IPO preparation costs(3)	607	711	873	979
Stock-based compensation expense	21,829	—	21,829	—
Change in fair value of contingent consideration(4)	(10)	65	(18)	341
Foreign exchange loss	114	168	244	415
Loss on debt extinguishment(5)	718	—	718	—
Income tax effect of non-GAAP adjustments(6)	(43)	(81)	(76)	(104)
Non-GAAP net income	$1,840	$839	$4,237	$2,758

(1)Reflects litigation-related expenses incurred in connection with our acquisitions and the Nangate Litigation estimated claim accrual.
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
(5)Reflects loss incurred on conversion of the Micron Note to common stock in connection with the IPO and the loss incurred on the extinguishment of the East West Bank Loan.
(6)Reflects the increase in income tax expenses due to non-GAAP adjustments.

Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from payments from our customers, borrowings from Ms. Ngai-Pesic and other lenders, and the net proceeds from the sale of our common stock in the IPO. Our primary sources of liquidity are cash, cash equivalents and marketable securities including cash generated from operations. As of June 30, 2024, we had $34.3 million in cash and cash equivalents, of which $3.4 million was held by our foreign subsidiaries, $54.6 million in short-term marketable securities and $13.4 million in long-term marketable securities.
On June 13, 2022, we entered into a $4.0 million line of credit (“the 2022 Credit Line”) with Ms. Ngai-Pesic bearing interest at a rate of prime plus 1% per annum. As of December 31, 2023, the principal balance of the 2022 Credit Line was $2.0 million. In May 2024, the 2022 Credit Line was repaid in full and terminated.
In December 2023, we entered into a loan facility with East West Bank (“the East West Bank Loan”) which provides for borrowings of up to $5.0 million bearing interest at a per annum rate equal to one half of one percent (0.5%) above the greater of (i) the prime rate as reported in The Wall Street Journal or (ii) four and one half percent (4.5%). In addition, if any payment required of us under the East West Bank Loan is not made within ten (10) days after such payment is due, we are required to pay East West Bank a late fee equal to the lesser of (i) six (6%) of such unpaid amount or (ii) the maximum amount permitted to be charged under applicable law, not in any case to be less than $5.00. We drew $4.3 million on the East West Bank Loan during the six months ended June 30, 2024 and repaid the outstanding amounts due under the East West Bank Loan in full during the three and six months ended June 30, 2024. In May 2024, the East West Bank Loan was repaid in full and terminated.
On April 11, 2024, we amended our license agreement with NXP, pursuant to which we recorded an associated vendor financing obligation of $4.8 million. We determined that the vendor financing obligation had an imputed interest rate of 9%, which is reflective of our borrowing rate with similar terms to that of the license agreement.

On April 16, 2024, we entered into a note purchase agreement with Micron Technology, Inc. (“Micron”), which has been and is a customer of Silvaco, pursuant to which we issued to Micron a senior subordinated convertible promissory note in the principal amount of $5.0 million (“the Micron Note”). The Micron Note accrued interest at a rate of 8% per annum with principal and interest due upon maturity three years after the date of issuance. On May 13, 2024, the Micron Note was converted into 294,217 shares of our common stock in connection with the consummation of the IPO.
On May 13, 2024, we sold 6,000,000 shares of common stock in the IPO at a price to the public of $19.00 per share. The gross proceeds from the IPO were $114.0 million, with $106.0 million funded to us after deducting underwriting discounts and commissions of $8.0 million.
We believe our cash and marketable securities balances, which include the proceeds received in connection with the IPO and the $5.0 million received in connection with the Micron Note will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations for at least the next 12 months. We currently have no other committed sources of capital.
As of June 30, 2024, $8.8 million, or 26%, of our cash and cash equivalents was maintained with one financial institution, where our current deposits are in excess of federally insured limits. Past macroeconomic conditions have resulted in the actual or perceived financial distress of many financial institutions, including the recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank and the UBS takeover of Credit Suisse. If the financial institutions with whom we do business were to become distressed or placed into receivership, we may be unable to access the cash we have on deposit with such institutions. If we are unable to access our cash as needed, our financial position and ability to operate our business could be adversely affected.
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated.

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash provided by (used in):
Operating activities	$(8,794)	$2,166
Investing activities	(67,865)	(202)
Financing activities	106,424	(921)
Effect of exchange rate fluctuations on cash and cash equivalents	88	(173)
Net change in cash	$29,853	$870

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
Net cash used by operating activities for the six months ended June 30, 2024 was $8.8 million compared to $2.2 million of net cash provided by operating activities for the six months ended June 30, 2023. The $11.0 million decrease in net cash provided by operating activities was primarily due to a $10.4 million decline in net working capital mainly driven by changes in contract assets and accounts receivable during the six months ended June 30, 2024, and the payment of litigation-related expenses incurred in connection with our acquisitions.
Investing Activities
Net cash used for investing activities for the six months ended June 30, 2024 and 2023 was $67.9 million and $0.2 million, respectively. During the six months ended June 30, 2024, we used cash of $67.8 million for purchases of marketable securities and $0.1 million on purchases of property and equipment. During the six months ended June 30, 2023, we used $0.2 million of cash to purchase property and equipment.

Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024, was $106.4 million. We received $106.0 million in net proceeds from the IPO, $4.9 million in net proceeds from the Micron Note, and $4.3 million from our drawdown on the East West Bank Loan, partially offset by the $4.3 million repayment of the East West Bank Loan, payment of $2.1 million related to deferred transaction costs incurred in connection with the IPO, the $2.0 million repayment of the 2022 Line of Credit and $0.3 million of payments for our vendor financing obligation. Net cash used in financing activities for the six months ended June 30, 2023 was $0.9 million due to contingent consideration paid in connection with our Nangate and PolytEDA acquisitions.
Effects of Exchange Rate Fluctuations on Cash and Cash Equivalents
The effects of exchange rate fluctuations on cash were $88,000 and $0.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
Contractual Obligations
Following the consummation of the IPO, our financial commitments for contractual obligations include our operating lease commitments, our vendor financing obligation, and contingent consideration. Refer to Note 4, Leases, Note 7, Debt and Financing Obligations, and Note 12, Fair Value of Financial Instruments, of our condensed consolidated financial statements for further discussion.
Critical Accounting Policies and Significant Judgments and Estimates
There have not been any material changes during the three and six months ended June 30, 2024 to the methodology applied by management for critical accounting policies previously disclosed in our audited financial statements set forth in our Registration Statement. For further discussion of our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Registration Statement.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we may be subject to legal proceedings in the ordinary course of our business. We are not currently a party to any proceedings that we believe are estimable or will have, individually or in the aggregate, a material effect on our core operations of providing TCAD, EDA software and SIP solutions. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For more information regarding our current legal proceedings, refer to note 11 of our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 for further information.
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
We compete against larger companies including Synopsys, Inc., Coventor, Inc., a Lam Research company, Cadence Design Systems, Inc., Siemens EDA, Ansys, Inc., Arm Limited, and CEVA, Inc. Such companies have greater name recognition than us and possess substantial financial, technical, research and development and engineering resources that can be deployed so they can develop competing TCAD, EDA and SIP solutions. Varying combinations of these resources provide advantages to these competitors that enable them to influence industry trends and the pace at which industries adapt to these trends. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in customer preferences to competitors’ products, could result in increased pressure to lower our prices more rapidly than anticipated, increased selling and marketing expense, and/or market share loss. The consolidation of our competitors or collaboration among our competitors to deliver more comprehensive offerings than they could prior to consolidation may also impact our ability to compete effectively. To the extent our revenue is negatively impacted by competitive pressures and reduced pricing, our business could be harmed.
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
Terrorist attacks, war and other increased global hostilities, including the ongoing conflicts between Russia and Ukraine and Israel and Hamas, pandemics, including the COVID-19 pandemic, and natural disasters have, at times, contributed to widespread uncertainty and speculation in the semiconductor markets. For example 41% and 52% of our revenue was derived from our customers in APAC for the three and six months ended June 30, 2024, respectively.
During the three and six months ended June 30, 2024, 17% and 14% of our revenue was derived from our customers in China, respectively. During the three and six months ended June 30, 2023, 29% and 23% of our revenue was derived from our customers in China, respectively. China has been recently experiencing an economic slowdown, which, if continued, could adversely impact our revenue derived from China-based operations in future periods. Further, geopolitical disruptions among the United States and China could result in the suspension or delay of purchases of our software solutions by our customers in China, which could inhibit our ability to secure similar levels of revenue in the future from such customers or otherwise. See “—We face risks associated with doing business in China.” Similar uncertainties and speculation may result in further economic contraction, resulting in the suspension or delay of purchases of our software solutions by our customers, which could harm our business, financial condition and results of operations.
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
A significant portion of our revenue comes from outside the United States. During the three and six months ended June 30, 2024, 49% and 62%, respectively of our revenue was from international customers. During the three and six months ended June 30, 2023, 72% and 69%, respectively, of our revenue was from international customers. Risks inherent in our international business activities include imposition of government controls, export license requirements, restrictions on the export of critical technology, products and services, political and economic instability, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. Effective patent, copyright and trade secret protection may not be available in every foreign country in which we sell our software solutions and services. Our business, financial condition, results of operations and cash flows could be materially adversely affected by any of these risks.
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
During the three and six months ended June 30, 2024, 17% and 14% of our revenue, respectively, was derived from our customers in China. Our operating expenses in China were $0.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, 29% and 23% of our revenue, respectively, was derived from our customers in China. Our operating expenses in China were $0.9 million and $1.3 million, respectively, for the three and six months ended June 30, 2023.
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
As of June 30, 2024, we had 3 employees in Russia and 6 employees and 6 contractors in Ukraine, all of which were working remotely. If our employees in Russia or Ukraine become subject to a military draft or are unable to work due to the ongoing conflict, the development of our next generation software could be delayed, which could negatively impact our business.

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
During the three and six months ended June 30, 2024, 49% and 62%, respectively, of our revenue was from international customers. During the three and six months ended June 30, 2023, 72% and 69%, respectively, of our revenue was from international customers. We expect to continue to generate a significant amount of revenue through international sales in the future. Our international sales team sells our software solutions to new and existing customers, expands installations within the existing customer base, offers consulting services and provides the first line of technical support. The revenues and expenses associated with our international direct sales channels are subject to foreign currency exchange fluctuations, including the potential of a stronger American dollar which has the potential of impacting our ability to compete internationally, and, as a result, our future financial results may be impacted by fluctuations in exchange rates, including Korean Won, Chinese Yuan, and Japanese Yen.
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
Our ability to operate and expand our business depends on the availability of adequate capital, which in turn depends on cash flow generated by our business and future debt, equity or other applicable financing arrangements. We believe that our cash flow from operations and existing cash and marketable securities balances will satisfy our anticipated cash requirements for at least the next 12 months. However, we have based this estimate on our current operating plans and expectations, which are subject to change, and cannot assure you that that our existing resources will be sufficient to meet our future liquidity needs. We may require additional capital to respond to business opportunities, challenges, acquisitions or other strategic transactions and/or unforeseen circumstances. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature Bank or any other financial institution currently in receivership, if any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of June 30, 2024, $8.8 million, or 26%, of our cash was maintained with one financial institution, where our current deposits are in excess of federally insured limits. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
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
In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-

regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
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
Risks Related to Our Status as a Controlled Company
Upon completion of the IPO in May of 2024, we became a “controlled company” within the meaning of the Nasdaq listing rules and as such are exempt from certain corporate governance requirements.
As a result of Ms. Ngai-Pesic and the members of her immediate family collectively holding more than 50% of the voting power of our company, following the completion of the IPO in May, we became a “controlled company” within the meaning of the Nasdaq listing rules. Therefore, we are not required to comply with certain corporate governance rules that would otherwise apply to us as a listed company on Nasdaq, including the requirement that (i) we have a majority of independent directors on our board of directors; (ii) the compensation of our executive officers be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected or recommended for our board be approved either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Following the IPO, we intend to utilize some or all of these exemptions. As a result, we may not have a majority of independent directors on our board of directors. In addition, our compensation and nominating and corporate governance committees may not consist entirely of independent directors and may not be subject to annual performance evaluations. Should the interests of Ms. Ngai-Pesic and her immediate family members differ from those of our other stockholders, it is possible that the other stockholders might not be afforded such protections as might exist if our board of directors, or our committees, were required to have a majority, or be composed exclusively, of directors who were independent of Ms. Ngai-Pesic and her immediate family members or our management.
As long as we are a controlled company, your ability to influence matters requiring stockholder approval will be limited, and the interests of our controlling stockholder may conflict with or differ from your interests as a stockholder
The Pesic Family (as defined below) own 20,000,000 shares of our common stock, collectively representing approximately 70% of our total outstanding common stock. For so long as the Pesic Family continue to collectively hold at least 50% of our outstanding common stock, they will be able to elect the members of our board of directors and could at any time replace our entire board of directors.
In addition, our amended and restated certificate of incorporation and amended and restated bylaws provide that, after Ms. Ngai-Pesic, Iliya Pesic, and Yelena Pesic, and each of their respective affiliates, (collectively voting together as a single entity, the “Pesic Family”) cease to beneficially own, in the aggregate, at least 50% of the voting power of the outstanding shares of our common stock, all stockholder actions must be effected at a duly called meeting of stockholders and not by written consent. As a result, the Pesic Family will have the ability to control all matters affecting us, including:
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
Additionally, the Stockholders Agreement provides the Pesic Family has the ability to designate up to four nominees for our board of directors and one non-voting board observer, depending on ownership levels.
The Pesic Family’s collective voting control may discourage transactions involving a change of control of us, including transactions in which you as a holder of our common stock might otherwise receive a premium for your shares over the then current market price.
The Pesic Family are not prohibited from selling a controlling interest in us to a third party and may do so without the approval of other stockholders and without providing for a purchase of shares of common stock held by other stockholders. Accordingly, the shares of common stock held by other stockholders may be worth less than they would be if the Pesic Family did not maintain voting control over us.
The interests of the Pesic Family could conflict with or differ from the interests as a holder of other stockholders. For example, the concentration of ownership held by the Pesic Family could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination that other stockholders may otherwise view favorably. So long as the Pesic Family continue to beneficially own a significant amount of our equity, even if such amount is less than 50%, they may continue to be able to strongly influence or effectively control our decisions.

Our inability to resolve any disputes that arise between us and Ms. Ngai-Pesic, or other members of the Pesic Family, with respect to our past, future and ongoing relationships may adversely affect our operating results.
In 2022, we entered into the 2022 Credit Line with Ms. Ngai-Pesic. As of March 31, 2024, we had drawn down $2.0 million from the 2022 Credit Line. The 2022 Credit Line was repaid in connection with the IPO in May of 2024. We also lease several office facilities from entities controlled by Ms. Ngai-Pesic pursuant to which we recorded a rent expense of $0.1 million and $0.2 million during the three and six months ended June 30, 2024, respectively. Because we are controlled by the Pesic Family, we may not have the leverage to negotiate extensions or amendments to our agreements on terms as favorable to us compared to those we would negotiate with an unaffiliated third party. See Note 6 to our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
Complying with export control and sanctions laws and regulations can be time-consuming and result in the delay or loss of sales opportunities. We have taken precautions to prevent our software solutions and technology from being provided in violation of such laws and regulations. However, our software solutions and technology have previously been, and could in the future be, provided in violation of such laws despite the precautions in place. Between August 2019 and June 2022, we filed various voluntary disclosures with BIS regarding potential violations of U.S. export control laws and regulations, specifically, the export of our licenses to certain parties designated on BIS’s Entity List and Unverified List, and the export of certain software modules without a license which was required at the time of the transaction but that were declassified by BIS in October 2020 to a lesser controlled export classification, meaning that such software generally no longer requires an export license. In July and October 2022 and January 2023, we also filed voluntary disclosures with OFAC regarding potential violations of OFAC sanctions programs, specifically the download of certain Company software modules by users in U.S. embargoed countries. In October 2023, we also filed voluntary disclosures with OFAC regarding certain banking transactions made by our third party service provider in Russia on our behalf, through a bank that was sanctioned by OFAC. In July 2024, OFAC issued a cautionary letter regarding the sanctions matters instead of pursuing a civil monetary penalty or taking other enforcement action. However, OFAC reserved the right to take future enforcement action should additional information warrant renewed attention. If either BIS and OFAC chooses to bring an enforcement action against us in relation to any potential violations in the future, such actions could result in the imposition of significant penalties against us.
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
For example, in December 2020 we sought declaratory relief in the California Superior Court to clarify our obligations regarding the earnout payments due to the selling shareholders of Nangate, Inc. (“Nangate”) following its acquisition by us in 2018. In February 2021, two of the selling shareholders of Nangate, along with a third cross-complainant (collectively, the “Nangate Parties”) filed a cross-complaint against us, as well as one current and one former member of our board of directors (the “Co-Defendants”). The cross-complaint alleged breach of contract, fraud, and negligent misrepresentation among other causes of action.
In January 2022, the Nangate Parties filed a third amended cross-complaint against us, as well as one current and one former member of the Company’s board of directors, seeking $20.0 million in damages for breach of contract, fraud, and unfair business practices, as well as punitive damages.
On July 23, 2024, a jury awarded the Nangate Parties $11.3 million in damages under breach of contract related claims, including breach of contract and breach of the covenant of good faith and fair dealing, along with the potential for an award of statutory pre-judgment interest, and court and litigation related costs and certain expert expenses subject to the Nangate Parties establishing the legal right to them and to be determined by the court. The interest, if awarded, is estimated to be between $3.4 million to $3.8 million as of June 30, 2024 (collectively with the $11.3 million damages award, the “Contract Damages”). As a result, during the three and six months ended June 30, 2024, we recorded a charge to estimated litigation claim and accrued expenses and other current liabilities of $14.7 million for the amount awarded to the Nangate Parties. We believe we have strong grounds for appeal on multiple issues and are actively evaluating our legal strategies and options, including the possibility of post-trial motions and appeals.
The jury also found us and the Co-Defendants liable for certain of the fraud claims and awarded the Nangate Parties $6.6 million. Punitive damages relating to the fraud claims, including false promise and intentional misrepresentation, will be considered at a hearing scheduled for August 16, 2024. Any punitive damages awarded would be incremental to the $6.6 million awarded for the fraud claims (collectively, the “Fraud Damages”). After the hearing, the Nangate

Parties will have the option to choose either the Contract Damages or the Fraud Damages, but in no circumstances will the Nangate Parties receive both remedies. Given the uncertainty surrounding the potential range of punitive damages and therefore, whether the Fraud Damages will exceed the Contract Damages, we cannot reasonably estimate the possible loss or range of loss, if any, that might arise from the Fraud Damages, and above-mentioned court and litigation related costs and certain expert expenses that may be awarded. Therefore, the Company has not recorded any charges for potential liability related to punitive damages and court and litigation related costs and certain expert expenses that may be awarded in this matter.
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
Risks Related to the IPO in May of 2024 and Ownership of Our Common Stock
The price of our common stock could be volatile and you may not be able to resell your shares at or above the IPO price. Declines in the price of our common stock could subject us to litigation.
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
■trading activity by our controlling stockholders, the Pesic Family, including upon the expiration of contractual lock-up agreements, and other market participants, in whom ownership of our common stock may be concentrated following the IPO;
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
Until the IPO, we never operated as a public company and will incur significant legal, accounting and other expenses that we did not incur as a private company. We also expect to incur stock-based compensation expense, which we did not incur in any material amount as a private company. Our management team and other personnel will need to devote a substantial amount of time to, and we may not effectively or efficiently manage, our transition to a public company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC. The rules and regulations of Nasdaq also apply to us following the IPO. To comply with the various requirements applicable to public companies, we will need to establish and maintain effective disclosure and financial controls and make changes to our corporate governance practices. If, notwithstanding our efforts to comply with these laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal or administrative proceedings against us and our business may be harmed. Further, failure to comply with these rules might make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management. As such, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities.
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
An active trading market for our common stock may not be sustained and you may not be able to sell your shares at or above the IPO price, or at all.
An active market in our common stock may not be sustainable or liquid enough for you to sell your shares, especially given the concentration of outstanding shares. If an active market for our common stock is not sustained, it may be difficult for you to sell shares you purchase in the IPO at the price you paid. An inactive trading market may also impair our ability to raise capital by selling shares of our common stock and enter into strategic partnerships or acquire other complementary products, technologies or businesses by using shares of our common stock as consideration. Furthermore, there can be no guarantee that we will continue to satisfy the continued listing standards of Nasdaq. If we fail to satisfy the continued listing standards, we could be delisted, which would negatively impact the value and liquidity of your investment.
Future issuances of our common stock or sales of a substantial number of shares of our common stock in the public market following the IPO, or the perception that such sales could occur, could cause the price of our common stock to decline.
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
Upon the closing of the IPO, we had approximately 28,529,318 shares of common stock outstanding, including 2,235,101 vested shares pursuant to the 2014 Plan, and 294,217 shares issued to Micron in connection with the mandatory conversion of the Micron Note. All of the shares of common stock sold in the IPO and issued to Micron are freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or the Securities Act.
Substantially all of the remaining shares of our common stock, including all shares held by our executive officers, directors and the holders of substantially all of our equity securities, are subject to the lock-up agreements with the underwriters of the IPO. We have registered all shares of common stock that we may issue under equity compensation plans and therefore, those shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements. As these restrictions on resale end, the market price of our common stock could drop significantly if the holders of those shares sell them or are perceived by the market as intending to sell them.
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
We have broad discretion in the use of the net proceeds to us from the IPO and may not apply the proceeds in ways that increase our market value or improve our operating results.
Our management has considerable discretion in the application of the net proceeds from the IPO, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. The net proceeds to us may be used for corporate purposes that do not increase the value of our business, which could cause our stock price to decline. The failure by our management to apply the net proceeds from the IPO effectively could impair our growth prospects and result in financial losses that could harm our business and cause the price of our common stock to decline. We used a portion of the proceeds of the IPO to repay in full (i) the 2022 Credit Line payable to Ms. Ngai-Pesic and (ii) the East West Bank Loan. Until the net proceeds we receive are fully used, they may be placed in investments that do not produce income or that lose value. Additionally, we have broad discretion in the use of the net proceeds from the IPO when determining whether to satisfy the anticipated tax withholding and remittance obligations related to vesting of RSUs granted to our employees or whether to elect to allow RSU holders to sell into the open market shares underlying RSUs to the extent needed to satisfy tax obligations associated with these vested RSUs.
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
Our amended and restated charter and bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and provide that federal district courts will be the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain what they believe to be a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our charter and bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, our certificate of incorporation, or our bylaws, or any issue, in one or more series, of all or any of the remaining shares of preferred stock, and, in the resolution or resolutions providing for such issue; (iv) any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or our bylaws; or (v) any action asserting a claim against us governed by the internal affairs doctrine. If any such action is filed in a court other than a court located within the State of Delaware, or a Foreign Action, in the name of any stockholder, that stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce our choice of forum, or an Enforcement Action, and (y) having service of process made upon such stockholder in any such Enforcement Action by service upon such stockholder’s counsel in the Foreign Action as agent for such stockholder, in each case, to the fullest extent permitted by law. Our charter and bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provisions does not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.
These provisions do not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation will further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. For the avoidance of doubt, this provision is intended to benefit and may be enforced by us, our officers and directors, the underwriters to any offering giving rise to such complaint and any other professional entity whose profession gives authority to a statement made by that person or entity and who has prepared or certified any part of the documents underlying the IPO.
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
We have been a private company and, as such, we have not been subject to the internal control and financial reporting requirements applicable to a publicly traded company. As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act, or Section 404, which requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. Section 404(a) of the Sarbanes-Oxley Act requires that we include a management report on our internal controls, including an assessment of the effectiveness of our internal controls and financial reporting procedures, beginning with annual report for our fiscal year ending December 31, 2024. We will also be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, or Section 404(b), following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. See “—We are an “emerging growth company” and a “smaller reporting company” and any decision on our part to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.” In order to comply with Section 404, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Our testing will need to include the disclosure of any material weaknesses or significant deficiencies in our internal control over financial reporting identified by our management or our independent registered public accounting firm. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.
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

We will remain an emerging growth company until the earlier of (ii) the last day of the fiscal year (a) in which the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.2 billion or (c) in which we become a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last day of our then-most recently completed second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Since January 1, 2021, we have granted to our employees, consultants, and other service providers, restricted stock units representing an aggregate of 3,401,159 shares of our common stock, under our 2014 Plan and 2024 Plan.
The issuances of the securities described above were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act as transactions under compensatory benefit plans and contracts relating to compensation. The recipients of such securities were our directors, employees or bona fide consultants who received the securities under our equity incentive plan. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.
On April 16, 2024, the Company entered into a note purchase agreement with Micron, which has been and is a customer of the Company, pursuant to which the Company issued the Micron Note. The Micron Note accrued interest at the rate of 8% annually, with principal and interest due upon maturity three years after the date of issuance. The Micron Note was mandatorily convertible into a number of shares equal to (i) the outstanding principal amount and accrued interest divided by (ii) a conversion price equal to (a) the price of the Company’s common stock issued in an initial public offering, times (b) 0.90 if the initial public offering of common stock was consummated on or prior to May 31, 2024. On May 13, 2024, the Micron Note was converted into 294,217 shares of the Company’s common stock in connection with the consummation of the IPO. The shares issued pursuant to the Micron Note have been registered for resale under the Securities Act.
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

3.2	Amended and Restated Bylaws of Silvaco Group, Inc. (filed as Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2024)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*    Filed herewith.
**     The certifications attached as Exhibit 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on August 7, 2024.

SILVACO GROUP, INC.

/s/ Babak A. Taheri
Name: Dr. Babak A. Taheri Title: Chief Executive Officer

/s/ Ryan A. Benton
Name: Ryan A. Benton Title: Chief Financial Officer