Form 10-Q
period 2024-09-30
Silvaco Group, Inc.
filed 2024-11-12
CIK 1943289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒
As of November 8, 2024 the registrant had 28,463,075 shares of common stock, $0.0001 par value per share, outstanding.

SIGNATURES

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and par value amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$26,606	$4,421
Short-term marketable securities	73,782	—
Accounts receivable, net	5,037	4,006
Contract assets, net	9,949	8,749
Prepaid expenses and other current assets	3,215	2,549
Deferred transaction costs	—	1,163
Total current assets	118,589	20,888
Long-term assets:
Property and equipment, net	843	591
Operating lease right-of-use assets, net	2,045	1,963
Intangible assets, net	4,660	342
Goodwill	9,026	9,026
Long-term portion of contract assets, net	9,456	6,250
Other assets	1,836	1,825
Total long-term assets	27,866	19,997
Total assets	$146,455	$40,885
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,197	$2,495
Accrued expenses and other current liabilities	23,309	10,255
Accrued income taxes	2,445	1,626
Deferred revenue, current	7,784	7,882
Operating lease liabilities, current	855	735
Related party line of credit	—	2,000
Vendor financing obligation, current	1,853	—
Total current liabilities	40,443	24,993
Long-term liabilities:
Deferred revenue, non-current	3,241	5,071
Operating lease liabilities, non-current	1,172	1,198
Vendor financing obligation, non-current	2,738	—
Other long-term liabilities	211	221
Total liabilities	47,805	31,483
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024; no shares authorized as of December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 26,294,217 shares issued and outstanding as of September 30, 2024; 25,000,000 shares authorized; 20,000,000 shares issued and outstanding as of December 31, 2023	3	2
Additional paid-in capital	132,244	—
(Accumulated deficit) Retained earnings	(32,169)	11,392
Accumulated other comprehensive loss	(1,428)	(1,992)
Total stockholders' equity	98,650	9,402
Total liabilities and stockholders' equity	$146,455	$40,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited, in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Software license revenue	$6,840	$11,083	$30,121	$30,593
Maintenance and service	4,132	3,861	11,700	11,167
Total revenue	10,972	14,944	41,821	41,760
Cost of revenue	2,786	2,274	9,620	6,672
Gross profit	8,186	12,670	32,201	35,088
Operating expenses:
Research and development	4,134	3,289	15,457	9,833
Selling and marketing	3,834	3,139	14,317	8,874
General and administrative	7,128	4,500	30,042	13,311
Estimated litigation claim	392	—	15,088	—
Total operating expenses	15,488	10,928	74,904	32,018
Operating (loss) income	(7,302)	1,742	(42,703)	3,070
Loss on debt extinguishment	—	—	(718)	—
Interest income	1,217	1	1,899	4
Interest and other (expense) income, net	(278)	37	(832)	(535)
(Loss) income before income tax provision	(6,363)	1,780	(42,354)	2,539
Income tax provision	188	332	1,207	608
Net (loss) income	$(6,551)	$1,448	$(43,561)	$1,931
(Loss) earnings per share attributable to common stockholders:
Basic and diluted	$(0.23)	$0.07	$(1.77)	$0.10
Weighted average shares used in computing per share amounts:
Basic and diluted	29,048,080	20,000,000	24,633,030	20,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(6,551)	$1,448	$(43,561)	$1,931
Other comprehensive income (loss):
Foreign currency translation adjustments	679	(326)	295	(372)
Unrealized gains on marketable securities	269	—	269	—
Comprehensive (loss) income	$(5,603)	$1,122	$(42,997)	$1,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except share amounts)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2024	26,294,217	$3	$129,837	$(25,618)	$(2,376)	$101,846
Stock-based compensation expense	—	—	2,407	—	—	2,407
Other comprehensive income	—	—	—	—	948	948
Net loss	—	—	—	(6,551)	—	(6,551)
Balance, September 30, 2024	26,294,217	$3	$132,244	$(32,169)	$(1,428)	$98,650

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2023	20,000,000	$2	$—	$12,191	$(1,953)	$10,240
Other comprehensive loss	—	—	—	—	(326)	(326)
Net income	—	—	—	1,448	—	1,448
Balance, September 30, 2023	20,000,000	$2	$—	$13,639	$(2,279)	$11,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except share amounts)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	20,000,000	$2	$—	$11,392	$(1,992)	$9,402
Issuance of common stock in connection with initial public offering, net of underwriting fees and commissions and net of deferred transaction costs of $3,298	6,000,000	1	102,721	—	—	102,722
Conversion of Micron Note into common stock	294,217	—	5,589	—	—	5,589
Stock-based compensation expense	—	—	23,934	—	—	23,934
Other comprehensive income	—	—	—	—	564	564
Net loss	—	—	—	(43,561)	—	(43,561)
Balance, September 30, 2024	26,294,217	$3	$132,244	$(32,169)	$(1,428)	$98,650

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	20,000,000	$2	$—	$11,928	$(1,907)	$10,023
ASC 326 Transition Adjustment	—	—	—	(220)	—	(220)
Balance, January 1, 2023	20,000,000	2	—	11,708	(1,907)	9,803
Other comprehensive loss	—	—	—	—	(372)	(372)
Net income	—	—	—	1,931	—	1,931
Balance, September 30, 2023	20,000,000	$2	$—	$13,639	$(2,279)	$11,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(43,561)	$1,931
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	903	456
Stock-based compensation expense	24,388	—
Provision for credit losses	154	198
Estimated litigation claim	15,088	—
Loss on debt extinguishment	718	—
Accretion of discount on marketable securities, net	(905)	—
Change in fair value of contingent consideration	(18)	332
Changes in operating assets and liabilities:
Accounts receivable	(1,336)	(443)
Contract assets	(4,479)	(4,560)
Prepaid expenses and other current assets	(479)	183
Other assets	(12)	—
Accounts payable	1,022	(404)
Accrued expenses	(2,396)	402
Accrued income taxes	836	475
Deferred revenue	(1,887)	1,497
Other current liabilities	1,288	869
Other long-term liabilities	9	(605)
Net cash (used in) provided by operating activities	(10,667)	331
Cash flows from investing activities:
Purchases of marketable securities	(81,608)	—
Maturities of marketable securities	9,000	—
Purchases of property and equipment	(344)	(215)
Net cash used in investing activities	(72,952)	(215)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting fees	106,020	—
Proceeds from issuance of convertible note, net of debt issuance costs	4,852	—
Proceeds from loan facility	4,250	—
Repayment of loan facility	(4,250)	—
Repayment of 2022 line of credit	(2,000)	—
Deferred transaction costs	(2,649)	(33)
Contingent consideration	(74)	(986)
Payments of vendor financing obligation	(600)	—
Net cash provided by (used in) financing activities	105,549	(1,019)
Effect of exchange rate fluctuations on cash and cash equivalents	255	(262)
Net increase (decrease) in cash and cash equivalents	22,185	(1,165)
Cash and cash equivalents, beginning of period	4,421	5,478
Cash and cash equivalents, end of period	$26,606	$4,313
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
Silvaco Group, Inc. (“Silvaco,” “us,” “our”, “we,” and the “Company” refers to Silvaco Group Inc. and its subsidiaries, unless the context specifically requires otherwise) was incorporated as a Delaware corporation on November 18, 2009. The Company is a provider of technology computer aided design (“TCAD”) software, electronic data automation (“EDA”) software and semiconductor intellectual property (“SIP”). TCAD, EDA and SIP solutions enable semiconductor and photonics companies to increase productivity, accelerate their products’ time-to-market and reduce their development and manufacturing costs. The Company has decades of expertise developing the “technology behind the chip” and providing solutions that span from atoms to systems, starting with providing software for the atomic level simulation of semiconductor and photonics material for devices, to providing software and SIP for the design and analysis of circuits and system level solutions. The Company provides SIP for system-on-a-chip (“SoC”), integrated circuits (“ICs”) and SIP management tools to enable team collaborations on complex SoC designs. The Company’s customers include semiconductor manufacturers, original equipment manufacturers (“OEMs”) and design teams who deploy the Company’s solutions in production flows across the Company’s target markets, including display, power devices, automotive, memory, high performance computing (“HPC”), internet of things (“IoT”) and 5G/6G mobile markets.
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
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these condensed consolidated financial statements, as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 and the related notes thereto included in the Company’s final prospectus relating to the IPO, dated May 8, 2024, relating to the registration statement on Form S-1 (File No. 333-278666), as amended, filed with the SEC on May 10, 2024, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (“Securities Act”). The condensed consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of that date. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the condensed consolidated financial statements.
The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the Company’s operating results to be expected for the full fiscal year or any other future interim or annual period.
Revision of prior financial statements
For the three and nine months ended September 30, 2023, general and administrative expenses were understated by $0.1 million and $0.5 million, respectively, in the Company’s condensed consolidated statements of (loss) income and accrued expenses were understated by $0.5 million in the Company’s condensed consolidated balance sheet due to certain accruals for professional services rendered not being recorded. The Company has determined that such errors are immaterial for the three and nine months ended September 30, 2023, and has increased accrued expenses and other current liabilities and general and administrative expenses in the prior periods to correct these immaterial errors.

Emerging growth company status
The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.
The Company will remain an emerging growth company until the earliest of (i) the last day of the first fiscal year (a) following the fifth anniversary of the consummation of the Company’s IPO, (b) in which the Company’s total annual gross revenue is at least $1.235 billion, or (c) when the Company is deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the amounts of revenue and expenses during the reported periods. The Company’s most significant estimates relate to revenue recognition. Other estimates include, but are not limited to, accounts receivable allowances, stock-based compensation expense, valuation of goodwill and other intangible assets, contingent consideration, derivative valuations, uncertain tax positions, legal contingencies and income taxes. Actual results could differ from those estimates.
Stock split
On April 29, 2024, the Company effected a 1-for-2 reverse split of its common stock. Upon the effectiveness of the reverse stock split, (i) every two shares of outstanding common stock were combined into a single share of common stock, (ii) the number of shares of common stock to be granted upon the vesting of each outstanding restricted stock unit (“RSU”) was proportionally decreased on a 2-for-1 basis, and (iii) the fair value of each outstanding RSU was proportionately increased on a 1-for-2 basis. All of the outstanding common stock share numbers, RSU numbers, RSU fair values and per share amounts have been adjusted, on a retroactive basis, to reflect this 1-for-2 reverse stock split for all periods presented. The par value per share and authorized number of shares of common stock were not adjusted as a result of the reverse stock split.
Concentrations of credit risk
As of September 30, 2024, two customers represented 16% and 15% of the Company’s accounts receivable. As of December 31, 2023, two customers represented 20% and 15% of the Company’s accounts receivable.
During the three months ended September 30, 2024, none of the Company’s customers represented more than 10% of the Company’s total revenue. One customer represented 14% of the Company’s total revenue during the nine months ended September 30, 2024. During the three months ended September 30, 2023, two of the Company’s customers represented 20% and 11% of the Company’s total revenue. None of the Company’s customers represented more than 10% of the Company’s total revenue during the nine months ended September 30, 2023.
In addition to the concentration of credit risk with respect to trade receivables, the Company's cash on deposit with financial institutions is also exposed to concentration risk. The Company's cash on deposit with financial institutions is insured through various public and private bank deposit insurance programs, foreign and domestic; however, a significant portion of cash balances held as of September 30, 2024 and December 31, 2023 exceeded insured limits.
As of September 30, 2024, $5.0 million, or 18.7%, of the Company’s cash and cash equivalents was maintained with one financial institution, where the Company’s current deposits are in excess of federally insured limits, and $3.4 million, or 12.7%, was held by the Company’s foreign subsidiaries.
Accumulated other comprehensive loss
Accumulated other comprehensive loss is composed of foreign currency translation adjustments and unrealized gains and losses on marketable securities.

Marketable securities
The Company’s investments in marketable securities have been classified and accounted for as available-for-sale and are recorded at estimated fair value. The Company’s available-for-sale marketable securities are comprised of money market funds, U.S. treasury securities and U.S. government securities. The Company classifies its investments with original maturities of three months or less when acquired as cash equivalents. The Company classifies its marketable securities with original maturities of longer than three months but within twelve months as of the reporting date as short-term marketable securities. Marketable securities with maturities of twelve months or longer as of the reporting date are classified as long-term marketable securities. Purchase discounts are accreted using the effective interest method over the life of the related security and such accretion is included in interest income in the condensed consolidated statements of (loss) income.
For available-for-sale debt securities in an unrealized loss position, the Company evaluates whether it intends to sell the security before the recovery of its amortized cost basis. If both of these criteria are met, the security’s amortized cost basis is written down to fair value and a loss is recorded in interest expense and other, net on the condensed consolidated statements of (loss) income, not to exceed the amount of the unrealized loss. The Company did not recognize any other-than-temporary impairment on its marketable securities during the three and nine months ended September 30, 2024. Unrealized gains and losses (excluding other-than-temporary impairment and credit loss) on available-for-sale marketable securities are reported in other comprehensive loss on the condensed consolidated statements of comprehensive (loss) income. Credit-related unrealized losses are recognized as an allowance on the condensed consolidated balance sheets with a corresponding charge to interest and other (expense) income, net on the condensed consolidated statements of (loss) income. The cost of securities sold is based on the specific identification method and realized gains and losses are reported in interest income and interest and other (expense) income, net on the condensed consolidated statements of (loss) income, respectively. The Company recognized $0.3 million of unrealized gains on available-for-sale marketable securities in other comprehensive loss on the condensed consolidated statements of comprehensive (loss) income during the three and nine months ended September 30, 2024.
Allowance for credit losses
The Company assesses its ability to collect outstanding receivables and contract assets and provides customer-specific allowances, allowances for credit losses for the portion of receivables and contract assets that are estimated to be uncollectible. Allowances for credit losses are based on historical collection experience and expected credit losses, customer specific financial condition, current economic trends in the customer's industry and geographic region, changes in customer demand and the overall economic climate in the market the Company serves. Provisions for the allowance for expected credit losses attributable to bad debt are recorded as general and administrative expenses in the condensed consolidated statements of (loss) income. Account balances deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers or the market the Company serves change, the Company’s estimate of the recoverability of its accounts receivable and contract assets could be further adjusted. The Company does not have any material account receivable or contract asset balances that are past due and has not written off any significant balances in its portfolio against the allowance for credit losses for the periods presented. The Company’s provision for credit losses was immaterial for the three months ended September 30, 2024 and a loss of $0.1 million for the nine months ended September 30, 2024, and losses of $0.2 million for the three and nine months ended September 30, 2023. The Company’s allowance for expected credit losses on accounts receivable and contract assets, in the aggregate, was $0.5 million as of September 30, 2024 and December 31, 2023.
Foreign currencies
The financial statements of Silvaco's international subsidiaries with local functional currencies are translated to U.S. dollars upon consolidation. Assets and liabilities are translated at the effective exchange rate on the balance sheet date. Results of operations are translated at average exchange rates, which approximate rates in effect when the underlying transactions occur. The Company recorded foreign currency translation adjustments of $0.7 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $0.4 million for the three and nine months ended September 30, 2023, respectively, within accumulated other comprehensive loss.

Certain of the Company’s sales and intercompany transactions are denominated in foreign currencies. These transactions are recorded in functional currency at the appropriate exchange rate on the transaction date. Monetary assets and liabilities denominated in a currency other than the Company's functional currency or its subsidiaries' functional currencies are remeasured at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in interest and other (expense) income, net in the Company’s condensed consolidated statements of (loss) income. The Company recorded net foreign exchange transaction losses of $0.2 million and $0.4 million for the three and nine months ended September 30, 2024, respectively, a foreign exchange transaction gain of $0.1 million for the three months ended September 30, 2023, and a foreign exchange transaction loss of $0.3 million for the nine months ended September 30, 2023.
Earnings per share
Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding, including RSUs vested but not yet issued. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents attributable to RSU grants.
The following outstanding securities were excluded from the computation of diluted earnings per share because (i) the effect would be anti-dilutive for the three and nine months ended September 30, 2024, and (ii) the securities were contingent upon conditions for issuance which were not satisfied as of September 30, 2023. See Note 7, Restricted Stock Units for additional information.

	September 30,
	2024	2023
RSU Grants	1,635,950	3,069,305

Recently adopted accounting pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The Company adopted this standard on January 1, 2024, and the adoption did not impact the condensed consolidated financial statements.
Accounting guidance issued and not yet adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal periods beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on the condensed consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. This ASU is effective for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on the condensed consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires additional disclosure of certain amounts included in the expense captions presented on the statements of (loss) income as well as disclosures about selling expenses. This ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on the condensed consolidated financial statements.

3. Revenue
The Company's revenue is derived principally from contracts which promise to deliver combinations of software licensing and related maintenance and services, which are accounted for as separate performance obligations with differing revenue recognition patterns. The transaction price is allocated to each distinct performance obligation based on the relative standalone selling price. Software license revenue consists of the Company’s software sold under a software license. Revenue related to stand-alone software applications is generally recognized upon shipment and delivery of license keys. Maintenance and service revenue consists of both maintenance revenues and professional services revenues which is recognized based on usage or ratably over the term of the arrangement. The timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a contract asset when revenue is recognized prior to invoicing, an accounts receivable upon invoicing or deferred revenue when invoicing precedes revenue recognition.
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
Transaction price allocated to the remaining performance obligations
As of September 30, 2024, approximately $32.6 million of revenue is expected to be recognized from remaining performance obligations. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. The Company's backlog represents installment billings for periods beyond the current billing cycle. The Company expects to recognize revenue on approximately 48% of these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
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
During the three and nine months ended September 30, 2024, the Company recognized revenue of $1.4 million and $5.5 million, respectively, that was included in the total deferred revenue balance as of December 31, 2023. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue during the three and nine months ended September 30, 2024, as described above.
4. Goodwill and Intangible Assets
There were no changes in goodwill during the three and nine months ended September 30, 2024 and 2023.

As of September 30, 2024 and December 31, 2023, intangible assets were classified as follows:

		September 30, 2024
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	5	$800	$(627)	$173
Customer relationships	5	90	(88)	2
Non-compete agreements	5	20	(16)	4
Licensed IP	5	4,979	(498)	4,481
Total intangible assets		$5,889	$(1,229)	$4,660

		December 31, 2023
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	5	$2,660	$(2,367)	$293
Customer relationships	5	2,416	(2,374)	42
Non-compete agreements	5	179	(172)	7
Total intangible assets		$5,255	$(4,913)	$342

On April 11, 2024, the Company amended its license agreement to sell SIP developed in partnership with NXP (the “NXP IP”) for total cash consideration of $6.0 million, to be paid over 5 years. The NXP IP has a net book value of $4.5 million as of September 30, 2024 and a useful life of 5 years, which is the length of the license agreement. The Company recorded a corresponding vendor financing obligation related to the license agreement with NXP. See Note 6, Debt and Financing Obligations, for further discussion.
Amortization expense for intangible assets was $0.3 million and $0.7 million during the three and nine months ended September 30, 2024, respectively, of which $0.3 million and $0.5 million was recognized in cost of revenue for the three and nine months ended September 30, 2024, respectively, with the remainder recognized in research and development expense in the Company’s condensed consolidated statements of (loss) income. Amortization expense for intangible assets was $0.1 million and $0.3 million during the three and nine months ended September 30, 2023, respectively, all of which was recognized in research and development expense in the Company’s condensed consolidated statements of (loss) income.
As of January 1, 2024, the Company removed the carrying value of $4.3 million of fully amortized intangible assets which at time of removal had nil net book value.

As of September 30, 2024, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31,
Amount
(in thousands)
Remainder of 2024	$293
2025	1,130
2026	996
2027	996
2028	996
Thereafter	249
Total net carrying value of intangible assets	$4,660

5. Related Parties
The Company has a commercial lease agreement with Kipee International, Inc., a related party controlled by Katherine Ngai-Pesic, who is the Company's founding principal stockholder and chairperson of the Board of Directors, for Silvaco's corporate office in Santa Clara, California. In connection with this lease arrangement, the Company recorded rent expense of $0.1 million and $0.2 million during the three and nine months ended September 30, 2024 and 2023, respectively. The Company's right-of-use asset and operating lease liability under this three-year arrangement, which commenced on May 1, 2022 and expires on March 31, 2025, is $0.1 million as of September 30, 2024.
The Company has two international office leases with New Horizons (Cambridge) LTD (“NHC”) and New Horizons France (“NHF”) in Cambridgeshire, England and Grenoble, France, respectively. NHC and NHF are real estate entities owned and controlled by Ms. Ngai-Pesic. In connection with these lease arrangements, the Company recorded rent expense of $0.1 million and $0.2 million during the three and nine months ended September 30, 2024 and 2023, respectively. The Company's right-of-use asset and operating lease liability under the NHC lease, which expires on December 31, 2029, is $1.0 million as of September 30, 2024. The Company's right-of-use asset and operating lease liability under the NHF lease, which expires on April 30, 2026, is $0.1 million as of September 30, 2024.
On June 13, 2022, Silvaco entered into a $4.0 million line of credit with Ms. Ngai-Pesic (the “2022 Credit Line”). In connection with this line of credit, the Company recorded interest expense of $0.1 million during the nine months ended September 30, 2024, and $47,000 and $0.1 million during the three and nine months ended September 30, 2023, respectively. The outstanding amounts due under the 2022 Credit Line were repaid in full and the 2022 Credit Line was terminated in May 2024. See Note 6, Debt and Financing Obligations, for further discussion.
In February of 2012, Gu-Guide LP, a real estate entity controlled by Ms. Ngai-Pesic, Bank of the West and the Company, as guarantor, entered into a loan agreement pursuant to which Bank of the West agreed to lend Gu-Guide LP certain amounts of money (the “Loan”). The Loan was secured by a 9,000 square foot building located in Santa Clara, California. In the event that the proceeds from the foreclosure of the foregoing collateral were insufficient to repay the outstanding amounts under the Loan, the Company guaranteed the repayment of the outstanding amounts under the Loan. The Loan was repaid in full and the Company was released from the guarantee in July of 2024.
6. Debt and Financing Obligations
On June 13, 2022, Silvaco entered into the 2022 Credit Line which bore interest at a rate of prime plus 1% per annum. As of December 31, 2023, the principal balance of the 2022 Credit Line was $2.0 million. In May 2024, the outstanding balance under the 2022 Credit Line was repaid in full, and the 2022 Credit Line was terminated. The Company did not recognize any gain or loss on the extinguishment of the 2022 Credit Line.

In December 2023, the Company entered into a loan facility with East West Bank (the “East West Bank Loan”) which had a maturity date of December 14, 2025 and provided for borrowings of up to $5.0 million bearing interest at a per annum rate equal to one half of one percent (0.5%) above the greater of (i) the prime rate or (ii) four and one half percent (4.5%). The Company drew $4.3 million on the East West Bank Loan during the nine months ended September 30, 2024, and repaid the $4.3 million in full in May 2024. Accordingly, the Company recognized a loss on debt extinguishment of $0.1 million during the nine months ended September 30, 2024. The Company recorded interest expense of $0.2 million during the nine months ended September 30, 2024, with respect to the East West Bank Loan. In May 2024, the East West Bank Loan was terminated.
On April 11, 2024, the Company amended its license to sell the NXP IP for total cash consideration of $6.0 million, to be paid over 5 years, pursuant to which the Company recorded an associated vendor financing obligation, which has a balance of $4.6 million as of September 30, 2024. The Company determined that this vendor financing obligation had an imputed interest rate of 9%, which is reflective of its borrowing rate with similar terms to that of the license agreement, and recognized interest expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively. The Company’s vendor financing obligation is comprised of the following payments as of September 30, 2024:

For the year ending December 31,	Amount
(in thousands)
Remainder of 2024	$300
2025	1,500
2026	1,200
2027	1,200
2028	1,200
Total undiscounted cash flows	$5,400
Less: Imputed interest	809
Present value of vendor financing obligation	$4,591
Vendor financing obligation, current	1,853
Vendor financing obligation, non-current	$2,738
On April 16, 2024, the Company entered into a note purchase agreement with Micron Technology Inc. (“Micron”), a customer of the Company, pursuant to which the Company issued to Micron a senior subordinated convertible promissory note in the principal amount of $5.0 million (the “Micron Note”) with a maturity date three years after issuance. The Micron Note was contractually subordinated to the East West Bank Loan through a subordination agreement with East West Bank but was senior to all of the Company’s other existing debt and was senior to any new future debt incurred (other than any undrawn amount available under the East West Bank Loan while it was outstanding). The Micron Note accrued interest at a rate of 8% per annum, with principal and accrued interest due upon maturity. Upon the consummation of the IPO, the Micron Note was mandatorily convertible into a number of shares equal to the outstanding principal amount and accrued interest divided by a conversion price equal to (a) the price of the Company’s common stock issued in the IPO, times (b) 0.90. The Company determined that the feature that allowed for settlement of the Micron Note into a variable number of shares required bifurcation as a derivative liability and should be initially measured at fair value. The Company recorded a derivative liability of $0.5 million and a corresponding debt discount of $0.5 million on the issuance date.
On May 13, 2024, the Micron Note was converted into 294,217 shares of the Company’s common stock in connection with the consummation of the IPO. The shares issued pursuant to the Micron Note were registered for resale under the Securities Act. Upon the settlement of the Micron Note, the derivative liability was settled and the Company remeasured it to its fair value and recorded a loss on derivative remeasurement of $28,000 during the nine months ended September 30, 2024, which was recorded in interest and other (expense) income, net on the Company’s condensed consolidated statements of (loss) income. As a result, the fair value of the shares issued of $5.6 million was recognized in additional paid-in capital and the Company settled the debt, inclusive of the derivative liability, and recognized a loss on debt extinguishment of $0.6 million during the nine months ended September 30, 2024.

7. Restricted Stock Units
On March 18, 2024, the number of shares of common stock reserved for issuance under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) was increased to 4.6 million and the term of the 2014 Plan was extended to March 18, 2034. On April 26, 2024, in connection with the Company’s IPO, the Company’s board of directors approved and adopted, subject to stockholder approval, the 2024 Stock Incentive Plan (“2024 Plan”), and the Company’s stockholders approved the 2024 Plan on April 29, 2024. The 2024 Plan became effective on May 8, 2024 and supersedes the Company’s 2014 Plan. All shares underlying RSUs granted under the 2014 Plan that are forfeited and shares reserved for future issuance under the 2014 Plan are included in the share reserve under the 2024 Plan. As of September 30, 2024, the number of shares of common stock reserved for future issuance under the 2024 Plan was 3,614,981.
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
The following table summarizes the Company's RSU activity pursuant to the 2014 Plan and the 2024 Plan for the nine months ended September 30, 2024:

	Weighted Average		Number of Awards
	Grant Date Fair Value	Remaining Contract Term (in years)
Balance as of December 31, 2023	$7.20	6.56	3,398,276
Granted	16.09	9.43	1,136,207
Vested(1)	7.27	5.42	(2,774,347)
Forfeited / canceled	8.42	6.05	(124,186)
Balance as of September 30, 2024	$12.56	8.98	1,635,950

(1)Shares issuable in settlement of the vested RSUs as of September 30, 2024 are excluded from the calculation of the Company’s common stock outstanding on the Company’s condensed consolidated balance sheet and condensed consolidated statements of stockholders’ equity as of September 30, 2024, as the shares of common stock are subject to lock-up agreements and will not be issued until the expiration of such lock-up agreements.

Prior to January 1, 2024, the Company valued the RSUs granted using historical estimates of the fair value of the Company's common stock. Commencing January 1, 2024 and prior to the IPO, the grant date fair value of the RSU awards was derived from an interpolation based on the contemplated listing price of the Company’s anticipated IPO. For RSUs granted after the IPO, the Company used the publicly listed closing stock price on the grant date as the grant date fair value.
Historically the Company has not recorded stock-based compensation expense for the RSUs, as the Liquidity Event Requirement was not deemed probable. Upon the consummation of the Company’s IPO, the Liquidity Event Requirement was met, and the Company incurred stock-based compensation expense associated with (i) RSUs granted to active employees and service providers, (ii) RSUs granted to certain former employees and service providers whose RSUs vested in connection with the Liquidity Event, and (iii) the acceleration of the Time Based Requirement for certain awards to executive officers, senior management and directors as a result of the Liquidity Event.

In November 2023, the Company issued 30,000 RSUs with certain performance-based conditions, in addition to the Time-Based Requirement, and a grant date fair value of $0.4 million. The Company estimates the probability of achievement of applicable performance goals for performance-based RSUs in each reporting period and recognizes related stock-based compensation expense using the straight-line attribution method. The amount of stock-based compensation expense recognized in any period can vary based on the attainment or expected attainment of the various performance goals. If such performance goals are not ultimately met, no stock-based compensation expense is recognized and any previously recognized compensation expense is reversed. The Company recognized stock-based compensation expense of $18,000 and $0.1 million related to these RSUs during the three and nine months ended September 30, 2024, respectively.
In November 2023, the Company issued 75,000 RSUs with certain market-based conditions, in addition to the Time Based Requirement and the Liquidity Event Requirement, and a grant date fair value of $0.6 million. The Company estimated the fair value of market-based RSUs on the grant date using a Monte Carlo simulation model. The vesting of the market-based RSUs is contingent on achieving a minimum volume-weighted average stock price (“VWAP”) prior to the expiration of the RSUs. The assumptions used in the Monte Carlo simulation model to determine the grant date fair value were a daily VWAP of $8.92, a volatility of 50%, and a risk-free rate of 4.3%. The Company recognized stock-based compensation expense of $33,000 and $0.1 million related to these RSUs during the three and nine months ended September 30, 2024, respectively.
As of September 30, 2024, the Company had unrecognized stock-based compensation expense of $18.0 million which is expected to be recognized over a weighted average period of 2.6 years.
During the three and nine months ended September 30, 2024, the Company recorded stock-based compensation expense of $2.6 million and $24.4 million for the service period through such date using the straight-line attribution method, net of actual forfeitures, based on the grant-date fair value of the RSU awards. The following table summarizes stock-based compensation expense by function for the three and nine months ended September 30, 2024:

	Three Months Ended	Nine Months Ended
	(in thousands)
General and administrative	$1,376	$13,121
Research and development	491	4,556
Selling and marketing	379	3,931
Cost of revenue	313	2,780
	$2,559	$24,388
During the nine months ended September 30, 2024, the Company’s compensation committee approved the issuance of a variable number of RSUs as a portion of the employee bonus program for the fiscal year 2024. The number of RSUs issued will be calculated as the volume-weighted average price of the Company’s common stock upon the bonus being finalized after the end of the fiscal year. As the Company has an obligation to issue a variable number of shares for a fixed monetary amount, the RSUs will be accounted for as liability-classified awards and subsequently re-measured to their fair value at each reporting date. The Company recognized stock-based compensation expense of $0.2 million and $0.5 million associated with the liability-classified RSUs during the three and nine months ended September 30, 2024, respectively, with a corresponding increase to accrued expenses of $0.5 million. If the bonus was finalized on September 30, 2024, the Company would have been required to issue an aggregate of 42,293 RSUs to its employees.
The Company’s 2024 Employee Stock Purchase Plan (the “2024 ESPP”) allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. Under the 2024 ESPP, the first offering began on August 1, 2024, and the first purchase period ends on the purchase date of November 30, 2024. Under the terms of the 2024 ESPP, if the fair market value on the purchase date is less than the fair market value at the beginning of the offering period, the offering may be terminated and a new offering may be commenced. Stock based compensation expense related to the first offering was immaterial during the three and nine months ended September 30, 2024.

8. Income Taxes
The Company’s provision for income taxes consists principally of federal, state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.
During the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $0.2 million and $1.2 million, respectively, as compared to an income tax provision of $0.3 million and $0.6 million, respectively, during the three and nine months ended September 30, 2023. The effective tax rate for the three and nine months ended September 30, 2024 was (3)% and (3)%, respectively, as compared to 19% and 24%, respectively, for the three and nine months ended September 30, 2023.
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
Management establishes a valuation allowance for those deductible temporary differences when it is more likely than not that the benefit of such deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon the Company's ability to generate taxable income during periods in which the temporary differences become deductible. Management regularly reviews the deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of September 30, 2024, management believes that it is more likely than not that the deferred tax assets will not be realized, such that a full valuation allowance has been recorded.
The Company files U.S. federal income tax returns, as well as income tax returns in various state jurisdictions and certain foreign jurisdictions. The Company is not currently under audit by the Internal Revenue Service or other similar state, local, and foreign authorities. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject for a period of three years for federal and four years for states, after the utilization of net operating losses and credits.
9. Segment Reporting and Geographical Concentration
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
10. Commitments and Contingencies
Warranties
The Company typically provides its customers a warranty on its software licenses for a period of no more than 90 days and on its other tools for a period of no more than one year. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and nine months ended September 30, 2024, and 2023, the Company has not incurred any costs related to warranty obligations.
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

Guarantees
In February of 2012, Gu-Guide LP, Bank of the West and the Company, as guarantor, entered into a loan agreement, which was secured by a 9,000 square foot building located in Santa Clara, California. In the event that the proceeds from the foreclosure of the collateral was insufficient to repay the outstanding amounts under the Loan, the Company guaranteed the repayment of the Loan. The Loan was repaid in full and the Company was released from the guarantee in July of 2024.
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
On July 23, 2024, a jury awarded the Nangate Parties $11.3 million in damages under breach of contract related claims, including breach of contract and breach of the covenant of good faith and fair dealing, along with the potential for an award of statutory pre-judgment interest, and court and litigation related costs and certain expert expenses subject to the Nangate Parties establishing the legal right to them and to be determined by the court. The interest, if awarded, is estimated to be $3.8 million as of September 30, 2024 (collectively with the $11.3 million damages award, the “Contract Damages”). As a result, during the three and nine months ended September 30, 2024, the Company recorded a charge to estimated litigation claim and accrued expenses and other current liabilities of $0.4 million and $15.1 million, respectively, for the Contract Damages awarded to the Nangate Parties.
The jury also found the Company and the Co-Defendants liable for certain of the fraudulent and negligent misrepresentation claims and awarded the Nangate Parties $6.6 million. Incremental punitive damages relating to these claims, including $17.0 million payable by the Company and a total of $16.0 million to be paid by the Co-Defendants, were awarded following a hearing on August 16, 2024 (collectively, the “Fraud Damages”). The Nangate Parties have the option to choose either the Contract Damages or the Fraud Damages, but in no circumstances will the Nangate Parties receive both remedies.
The Company believes it has strong grounds for appeal and is pursuing post-trial motions. Additionally, the Company believes that there are strong arguments in support of substantially reducing the punitive damages portion of the Fraud Damages, which the Company believes are excessive under California Law, and the United States and California constitutions, particularly given the disproportionate nature of the punitive damages relative to the compensatory damages. Given the uncertainty surrounding the potential reduction of the punitive damages after the appeal, the Company at this time cannot reasonably estimate the possible loss or range of loss, if any, that might arise from the Fraud Damages, and above-mentioned court and litigation related costs and certain expert expenses that may be awarded. Therefore, the Company has not recorded any charges for potential liability related to Fraud Damages, and court and litigation related costs and certain expert expenses that may be awarded in this matter.

On August 19, 2021, Aldini AG (“Aldini”) sued Silvaco, Inc., the Company’s French affiliate, a member of the Company’s board of directors and the Company’s CEO, among numerous other noncompany defendants, including the Government of France, in connection with the Company’s interactions with Dolphin Design SAS (“Dolphin”). Aldini’s allegations center around the bankruptcy and reorganization of Dolphin in 2018 and Silvaco, Inc.’s acquisition of certain memory assets of Dolphin, which Aldini alleges was done in violation of its rights as a shareholder of Dolphin. Aldini’s First Amended Complaint asserts various tort claims including claims for trade secret theft, conspiracy, and intentional interference with a prospective economic advantage. Silvaco, Inc. filed a motion to dismiss; the trade secret theft and conspiracy claims were dismissed with prejudice and the intentional tort claims were dismissed with leave to amend. On August 23, 2022, Aldini filed a Second Amended Complaint that included similar claims of trade secret theft, conspiracy, and intentional interference with a prospective economic advantage in relation to Silvaco, Inc.’s acquisition of certain assets of Dolphin. Aldini seeks $703.0 million and punitive damages. On March 17, 2023, the Second Amended Complaint was dismissed on all counts, subject to a right of appeal. Aldini filed a notice of appeal on April 27, 2023 and arguments are scheduled for November 22, 2024. The Company is vigorously defending itself in this litigation and accordingly has not recorded a charge for this contingency.
The Company is subject to sanctions laws and regulations and export control and import laws and regulations of the United States and other applicable jurisdictions, including the Export Administration Regulations, U.S. Customs regulations, and economic and trade sanctions regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”). Between August 2019 and June 2022, the Company filed voluntary self-disclosures with U.S. Department of Commerce, Bureau of Industry and Security (“BIS”) regarding potential violations of U.S. export control laws and regulations, specifically, the export of the Company’s licenses to certain parties designated on BIS’s Entity List and Unverified List, and the export of certain software modules without a license which was required at the time of the transaction. Such software modules were declassified by BIS in October 2020 to a lesser controlled export classification, meaning that such software generally no longer requires an export license. BIS requested and the Company agreed to toll, or pause, the statute of limitations on certain of the potential violations while it completes its review of the voluntary self-disclosures. The Company is committed to maintaining a transparent dialogue with BIS in connection with any requests for information regarding its voluntary disclosures.
In July and October 2022 and January 2023, the Company also filed voluntary disclosures with OFAC regarding potential violations of certain OFAC sanctions programs, specifically the download of certain Company software modules by users in U.S. embargoed countries. After establishing its branch office in Russia in 2017, the Company used a local bank (“Bank A”) as its primary financial institution and engaged a local service provider (“Local Agent”) to act as its tax, accounting and legal consultant to advise with respect to matters affecting the branch office. As a result of the conflict in Ukraine, Bank A was sanctioned by OFAC on April 6, 2022, and based on the recommendation from the Local Agent, the Company established replacement bank accounts at another local bank (“Bank B”), which were opened on June 2, 2022. However, due to administrative error, the Local Agent continued to utilize the Bank A accounts to process payroll for the Company’s employees by transferring funds from Bank B to Bank A. The discovery of transactions involving the Company’s funds through Bank A following the establishment of the Company’s accounts at Bank B led to the Company’s subsequent voluntary self-disclosure to OFAC in October 2023.
In July 2024, OFAC issued a cautionary letter in response to the voluntary self-disclosure instead of pursuing a civil monetary penalty or taking other enforcement action. However, as is common in these instances, OFAC reserved the right to take future enforcement action should additional information warrant renewed attention.
On September 22, 2023 and May 3, 2024, the Company received demand letters from a customer related to alleged deficiencies in certain intellectual property licensed by the customer, but at this time, the customer has not asserted any legal or contractual basis for its claim. As a result, the Company cannot estimate any reasonable range of loss. The Company accordingly has not recorded a charge for this contingency.
The Company is also involved in routine legal proceedings in the ordinary course of business. The outcome of such matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could materially affect the Company's results of operations, cash flows or financial position.

11. Fair Value of Financial Instruments
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
Financial instruments measured at fair value on a recurring basis
The following tables present the Company's financial assets and liabilities that are measured at estimated fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Fair value measurements as of September 30, 2024
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	13,822	13,822	—	—
U.S. treasury securities	4,489	—	4,489	—
Total	18,311	13,822	4,489	—
Available-for-sale marketable securities:
U.S. treasury securities	51,401	—	51,401	—
U.S. government agencies securities	22,381	—	22,381	—
Total	73,782	—	73,782	—
Total	$92,093	$13,822	$78,271	$—
Liabilities:
Contingent consideration	20	—	—	20
Total	$20	$—	$—	$20

	Fair value measurements as of December 31, 2023
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	112	—	—	112
Total	$112	$—	$—	$112

The Company's level 1 financial assets were valued using quoted prices in active markets for identical assets as of September 30, 2024. The Company’s level 2 financial assets were determined based on third-party inputs which are either directly or indirectly observable, such as reported trades and broker or dealer quotes. The Company's marketable securities have an amortized cost that approximates fair value as of September 30, 2024.
Pursuant to the Company’s stock purchase agreements for the acquisition of Nangate in March of 2018 and PolytEDA Cloud LLC (“PolytEDA”) in January of 2021, the selling shareholders are entitled to additional milestone and earn out consideration based on operating income generated by the business and technical achievements. The milestone consideration and earn-out liabilities are classified as contingent consideration as the obligations are due in cash. As such the obligations are recorded at their fair value and re-valued period to period with any changes recorded to interest and other (expense) income, net in the condensed consolidated statements of (loss) income.
The Company's contingent consideration is valued using a discounted cash flow model, and the assumptions used in preparing the discounted cash flow model include estimates for interest rates and the amount of cash flows, in addition to the expected net revenue, operating income and technical achievement of the acquired technology.
The following is a reconciliation of changes in the liability related to contingent consideration for the year ended December 31, 2023 and nine months ended September 30, 2024:

(in thousands)
Fair value as of January 1, 2023	$792
Change in fair value	325
Earn-out payments	(502)
Milestone achievement	(500)
Foreign exchange	(3)
Fair value as of December 31, 2023	$112
Change in fair value	(18)
Earn-out payments	(74)
Fair value as of September 30, 2024	$20

12. Subsequent Events
On November 4, 2024, the Company issued 2,168,858 shares of common stock, net of shares withheld for tax purposes of 724,702, which had been subject to lock-up agreements in connection with the Company’s IPO, to settle RSU’s that have vested under the Company’s 2014 and 2024 Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statements Regarding Forward-Looking Information
The following discussion should be read together with our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our final prospectus relating to the initial public offering, dated May 8, 2024 (the “Prospectus”), relating to the Registration Statement on Form S-1 (File No. 333-278666), as amended (“Registration Statement”), filed with the SEC on May 10, 2024, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (“Securities Act”). This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions set forth in our Registration Statement. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q titled “Risk Factors.” Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
We are a provider of technology computer aided design (“TCAD”) software, electronic data automation (“EDA”) software and semiconductor intellectual property (“SIP”). TCAD, EDA and SIP solutions enable semiconductor and photonics companies to increase productivity, accelerate their products’ time-to-market and reduce their development and manufacturing costs. We have decades of expertise developing the “technology behind the chip” and providing solutions that span from atoms to systems, starting with providing software for the atomic level simulation of semiconductor and photonics material for devices, to providing software and SIP for the design and analysis of circuits and system level solutions. We provide SIP for system-on-a-chip (“SoC”) and integrated circuits (“ICs”), and SIP management tools to enable team collaborations on complex SoC designs. Our customers include semiconductor manufacturers, original equipment manufacturers (“OEMs”) and design teams who deploy our solutions in production flows across our target markets, including display, power devices, automotive, memory, high performance computing (“HPC”), internet of things (“IoT”) and 5G/6G mobile markets.
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
Our go-to-market strategy centers on selling software solutions and associated maintenance and services. Our software solutions accounted for 62% and 72% of our revenue for the three and nine months ended September 30, 2024, respectively, and 74% and 73% of our revenue for the three and nine months ended September 30, 2023, respectively. Associated maintenance and services revenue accounted for 38% and 28% of our revenue for the three and nine months ended September 30, 2024, respectively, and 26% and 27% of our revenue for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2024, approximately 88% and 90% of our bookings came from existing customers, respectively, and the remainder of our bookings came from new customers. For the three and nine months ended September 30, 2023, approximately 85% and 80% of our bookings came from existing customers, respectively, and the remainder came from new customers.
Similar to trends observed across the semiconductor industry, we saw a decline in orders from Asia during the three months ended September 30, 2024 primarily driven by economic challenges and the ongoing strain in U.S.-China trade relations. During the three and nine months ended September 30, 2024, our bookings were $9.9 million and $45.5 million, respectively, as compared to $12.5 million and $42.5 million for the three and nine months ended September 30, 2023. Our revenue was $11.0 million and $41.8 million for the three and nine months ended September 30, 2024, respectively, as compared to $14.9 million and $41.8 million for the three and nine months ended September 30, 2023, respectively.

Key Factors Affecting our Results of Operations and Future Performance
We believe that the growth of our business and our future success are dependent upon many factors including those described above in “Part II, Item 1A. Risk Factors” and elsewhere in this quarterly report and those described below. While each of these factors presents significant opportunities for us, these factors also pose challenges that we must successfully address to sustain the growth of our business and enhance our results of operations. The growth of our business and our future success are also subject to uncertainties and risks as described in Part II, Item 1.A., Risk Factors of this Quarterly Report on Form 10-Q.
Relationships with Our Existing Customers
Building long-term relationships with our existing customer base is critical in driving renewals for our licenses and overall revenue growth. We have a global sales force selling to semiconductor companies and engineering universities that also instruct fabrication facility managers and the next generation of chip designers on the use and benefits of our design tools. Most of our customers enter into multi-year software license agreements for a fixed price including a multi-year software license and maintenance and services.
When we renew expiring contracts with our customers, we may increase our bookings by selling them additional or new software or SIP. Over time, we expect that existing customers will choose to upgrade and/or purchase additional products, particularly as we de-emphasize our lower margin products, which we expect will over the long term drive margin expansion. Our ability to continue to generate sales from our existing customers and to expand those relationships is dependent on our ability to continue to offer software solutions that our existing customers demand. Any failure to continue to generate sales with our existing customers or expand our product and service offerings with our existing customers may have an adverse effect on our revenue and results of operations.
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
Our Ability to Expand Our Product Offerings
To meet the increasing complexity of semiconductor designs, the introduction of new advanced materials, and the increased costs associated with more advanced semiconductor technology nodes, we will need to continually enhance our product offerings through our own in-house research and development efforts, acquisitions, or strategic partnerships with third parties. The in-house development of new product offerings or enhancements to our existing product offerings requires significant research and development activities and time and may or may not result in offerings we can successfully market and sell to customers. For example, we have developed an artificial intelligence, or AI, -based solution named fab technology co-optimization or FTCOTM for wafer level fabrication facilities. FTCO utilizes manufacturing data to perform statistical and physics-based machine learning software simulations to create a computer model of a wafer, which we call the “digital twin” of the wafer, in order to simulate the fabrication of wafers. We may also seek to acquire companies or assets for products or solutions which we believe are complementary to our existing products or solutions. Additionally, we currently, and have in the past, and may in the future, partner with third parties to expand our product offerings to our customers. If in the future, we enter into additional licensing agreements with other third parties and are unable to extend the term of those licensing arrangements, we will experience an associated decline in revenue relating to those products.
Our Ability to Expand into New Markets and Applications and Expansion of our Existing Markets
According to Grand View Research, the global EDA software market was valued at $11.1 billion in 2022 and is forecasted to reach $22.2 billion in potential revenue in 2030, representing a 9% CAGR, driven in part by the growth in the integrated circuits and electronics manufacturing markets, growing complexity of semiconductor and photonics designs and increasing challenges associated with advanced materials and shrinking process technology nodes across the EDA market. We believe these trends will increase the demand for our software solutions over time, which will have a direct impact on our future revenues and results of operations. In response to this increase in complexity and new challenges facing designers, we have increased investments in our research and development for new software product offerings. For example, our research and development expense was 38% and 37% of revenue for the three and nine months ended September 30, 2024, respectively, and 22% and 24% of revenue for the three and nine months ended September 30, 2023, respectively. We plan to continue to invest in our software solutions to establish and expand a leadership position in our target markets. We also plan to use our research and development efforts to continue to cater to strategic customer needs.

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
Our Ability to Successfully Identify, Complete and Integrate Acquisitions
Our success depends in part on our ability to identify, complete and integrate acquisitions. Our goal for future potential acquisitions is to pursue acquisitions that will increase our competitiveness in our markets and increase our bookings and revenue. Our ability to successfully identify, complete and integrate acquisitions will depend on a number of factors, including access to adequate capital, potential competition for the assets, and technology fit. When we engage in mergers and acquisitions, we aim to retain the customers of our acquired companies due to our expanded offerings or improved services. As a result, acquiring target companies is a key part of our growth strategy and may allow us to access and serve a broader range of customers, which ultimately may lead to more bookings, increased revenue growth and expansion in our market share presence.
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

Software License Revenue
Revenue from our software licenses is classified as software license revenue. Software license revenue is recognized upfront upon delivery of the licensed product. We also offer licenses of our standard SIP developed in house, and we offer licenses developed in partnership with NXP (the “NXP IP”). Our SIP licenses provide customers with access to SoC design SIP which meet established industry standards, thus saving customers the time and resources required to develop similar design methodologies. Our standard SIPs are generally ready to use upon delivery, meaning no customization is required for our customers to obtain value from the use of our SIP in their IC designs. We recognize revenue associated with licenses of our SIP at the commencement of the contract upon delivery of the licensed SIP. With respect to the NXP IP, we generally act as a principal to the transaction because we have a license to sell, and therefore control the NXP IP that we deliver to the customer. Consistent with our role as the principal, we recognize SIP revenue of the NXP IP on a gross basis. Any royalty fees based upon unit sales, revenue or flat fees which were paid to NXP were reported in cost of revenue upon delivery pursuant to the terms and conditions of our contractual obligations with the customers.
Under certain SIP license agreements, we can also derive revenue through royalties from customers who agree to pay usage-based fees to embed our SIP into their own software offerings. Revenue under SIP royalty agreements is generally recognized during the period in which the customer sells its solutions which incorporate our SIP.
Maintenance and Service Revenue
Typically, our software solutions are sold with post-contract support, or PCS, which includes unspecified technical enhancements and customer support. PCS is classified as maintenance and service revenue and is recognized ratably over the term of the contract, as we satisfy the PCS performance obligation over time.
We also recognized an immaterial portion of our revenue from device characterization and modeling services for the three and nine months ended September 30, 2024 and 2023. Revenue is recognized upon the completion of the requested services and, as applicable, satisfaction of customer acceptance terms. Revenue from these services is classified as maintenance and service revenue.
Cost of Revenue and Gross Profit
Cost of revenue consists of personnel costs comprised of salaries and benefits for employees directly involved in our customer support function, such as customer support engineering salary and benefits, costs of our other customer services, allocation of overhead and facility costs and royalties related to the recognized revenue. We recognized $0.3 million and $2.8 million of stock-based compensation expense in cost of revenue during the three and nine months ended September 30, 2024, respectively. Gross profit represents revenue less cost of revenue.
Operating Expenses
Our operating expenses consist of research and development, selling and marketing, general and administrative expenses, and estimated litigation claim. Related personnel costs are the most significant component of our operating expenses and consist of salaries, benefits, stock-based compensation expense, bonuses and commissions. Our operating expenses also include consulting costs, costs of facilities, information technology, depreciation and amortization. We expect our operating expenses to fluctuate as a percentage of revenue over time. Historically, we have not recognized stock-based compensation expense, but after the consummation of the IPO, we recognized an aggregate of $2.6 million and $24.4 million of stock-based compensation expense during the three and nine months ended September 30, 2024, respectively. Of the aggregate stock-based compensation expense recorded, we recognized $1.4 million, $0.5 million, and $0.4 million in general and administrative expense, research and development expense, and selling and marketing expense, respectively, during the three months ended September 30, 2024, and $13.1 million, $4.6 million, and $3.9 million in general and administrative expense, research and development expense, and selling and marketing expense, respectively, during the nine months ended September 30, 2024.
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
Estimated Litigation Claim
Estimated litigation claim expense consists of legal costs that became probable and reasonably estimable associated with our obligations with respect to the earnout payment due to the selling shareholders of Nangate, Inc. (“Nangate”), along with a third cross complainant (collectively, the “Nangate Parties”). On July 23, 2024, a jury awarded the Nangate Parties $11.3 million in damages under breach of contract related claims, including breach of contract and breach of convenant of good faith and fair dealing, along with the potential for an award of statutory pre-judgment interest, and court and litigation related costs and certain expert expenses subject to the Nangate Parties establishing the legal right to them and to be determined by the court (the “Contract Damages”). The jury also awarded damages for certain of the fraudulent and negligent misrepresentation claims of $6.6 million to the Nangate Parties and incremental punitive damages, including $17.0 million payable by the Company (the “Fraud Damages”). The Nangate Parties will have the option to choose either the Contract Damages or the Fraud Damages, but in no circumstances will the Nangate Parties receive both remedies. We recorded a charge to estimated litigation claim and accrued expenses and other current liabilities of $0.4 million and $15.1 million during the three and nine months ended September 30, 2024, respectively. See Note 10 of our condensed consolidated financial statements for further discussion.
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
Interest and Other (Expense) Income, Net
Interest and other (expense) income, net includes interest expense associated with the cost of borrowings, leases or interest-bearing agreements, foreign exchange gains and losses and changes in the fair value of contingent consideration associated with legacy acquisitions.
Income Tax Provision
Income tax provision is our estimate of current tax expense incurred from the consolidated results of operations globally.

Results of Operations
The following table sets forth our results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(in thousands)
Revenue:
Software license revenue	$6,840	$11,083	(38)%	$30,121	$30,593	(2)%
Maintenance and service	4,132	3,861	7%	11,700	11,167	5%
Total revenue	10,972	14,944	(27)%	41,821	41,760	—%
Cost of revenue	2,786	2,274	23%	9,620	6,672	44%
Gross profit	8,186	12,670	(35)%	32,201	35,088	(8)%
Operating expenses:
Research and development	4,134	3,289	26%	15,457	9,833	57%
Selling and marketing	3,834	3,139	22%	14,317	8,874	61%
General and administrative	7,128	4,500	58%	30,042	13,311	126%
Estimated litigation claim	392	—	100%	15,088	—	100%
Total operating expenses	15,488	10,928	42%	74,904	32,018	134%
Operating (loss) income	(7,302)	1,742	(519)%	(42,703)	3,070	(1,491)%
Loss on debt extinguishment	—	—	—%	(718)	—	(100)%
Interest income	1,217	1	100%	1,899	4	47,375%
Interest and other (expense) income, net	(278)	37	(851)%	(832)	(535)	56%
(Loss) income before income tax provision	(6,363)	1,780	(457)%	(42,354)	2,539	(1,768)%
Income tax provision	188	332	(43)%	1,207	608	99%
Net (loss) income	$(6,551)	$1,448	(552)%	$(43,561)	$1,931	(2,356)%

The following table summarizes our results of operations as a percentage of total revenue for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(as a percentage of total revenue)
Revenue:
Software license revenue	62%	74%	72%	73%
Maintenance and service	38%	26%	28%	27%
Total revenue	100%	100%	100%	100%
Cost of revenue	25%	15%	23%	16%
Gross profit	75%	85%	77%	84%
Operating expenses:
Research and development	38%	22%	37%	24%
Selling and marketing	35%	21%	34%	21%
General and administrative	65%	30%	72%	32%
Estimated litigation claim	4%	—%	36%	—%
Total operating expenses	141%	73%	179%	77%
Operating (loss) income	(67)%	12%	(102)%	7%
Loss on debt extinguishment	—%	—%	(2)%	—%
Interest income	11%	—%	5%	—%
Interest and other (expense) income, net	(3)%	—%	(2)%	(1)%
(Loss) income before income tax provision	(58)%	12%	(101)%	6%
Income tax provision	2%	2%	3%	1%
Net (loss) income	(60)%	10%	(104)%	5%

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:	(in thousands)
Software license revenue	$6,840	$11,083	$30,121	$30,593
Maintenance and service	4,132	3,861	11,700	11,167
Total revenue	$10,972	$14,944	$41,821	$41,760

Total revenue decreased by $3.9 million, or 27%, to $11.0 million for the three months ended September 30, 2024 from $14.9 million for the three months ended September 30, 2023. The decrease in total revenue for the three months ended September 30, 2024 is primarily due to the economic challenges in Asia and the ongoing strain in U.S.-China trade relations. Revenue associated with our TCAD and EDA tools decreased $1.4 million and $1.9 million, respectively, and revenue derived from IP sales decreased $0.6 million. Software license revenue decreased by $4.3 million, or 38%, to $6.8 million for the three months ended September 30, 2024 from $11.1 million for the three months ended September 30, 2023. Maintenance and service revenue increased by $0.2 million, or 7%, to $4.1 million for the three months ended September 30, 2024 from $3.9 million for the three months ended September 30, 2023.
We recognized total revenue of $41.8 million in each of the nine months ended September 30, 2024 and September 30, 2023. Software license revenue decreased by $0.5 million, or 2%, to $30.1 million for the nine months ended September 30, 2024 from $30.6 million for the nine months ended September 30, 2023. Maintenance and service revenue increased by $0.5 million, or 5%, to $11.7 million for the nine months ended September 30, 2024 from $11.2 million for the nine months ended September 30, 2023.

Gross Profit
Gross profit decreased by $4.5 million, or 35%, to $8.2 million for the three months ended September 30, 2024 from $12.7 million for the three months ended September 30, 2023, primarily due to a decline in orders from Asia. Gross profit margin decreased to 75% for the three months ended September 30, 2024 from 85% for the three months ended September 30, 2023. The decrease was also attributable to $0.3 million in non-cash stock-based compensation expense associated with cost of goods sold and $0.3 million of non-cash amortization associated with our licensed IP.
Gross profit decreased by $2.9 million, or 8%, to $32.2 million for the nine months ended September 30, 2024 from $35.1 million for the nine months ended September 30, 2023. Gross profit margin decreased to 77% for the nine months ended September 30, 2024 from 84% for the nine months ended September 30, 2023. The decrease was attributable to $2.8 million in non-cash stock-based compensation expense recorded upon the consummation of the IPO and $0.5 million of non-cash amortization associated with our licensed IP.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating expenses
Research and development	$4,134	$3,289	$15,457	$9,833
Selling and marketing	3,834	3,139	14,317	8,874
General and administrative	7,128	4,500	30,042	13,311
Estimated litigation claim	392	—	15,088	—
Total operating expenses	$15,488	$10,928	$74,904	$32,018

Research and Development Expenses
Research and development expenses were $4.1 million and $3.3 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $0.8 million, or 26%, was primarily due to $0.5 million of stock-based compensation expense recorded during the three months ended September 30, 2024, and a $0.3 million increase in software maintenance expense.
Research and development expenses were $15.5 million and $9.8 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $5.7 million, or 57%, was primarily due to $4.6 million of stock-based compensation expense recorded as a result of the consummation of the IPO, a $0.8 million increase in software maintenance expense, and a $0.3 million increase in consulting, simulation and engineering support expenses.
Selling and Marketing Expenses
Selling and marketing expenses were $3.8 million and $3.1 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $0.7 million, or 22%, was primarily due to $0.4 million of stock-based compensation expense recorded during the three months ended September 30, 2024, and a $0.3 million increase in commission expenses.
Selling and marketing expenses were $14.3 million and $8.9 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $5.4 million, or 61%, was primarily due to $3.9 million of stock-based compensation expense recorded as a result of the consummation of the IPO, a $0.9 million increase in salary and benefits expenses, primarily related to increased headcount and merit increases, and a $0.5 million increase in commission expenses.
General and Administrative Expenses
General and administrative expenses were $7.1 million and $4.5 million for the three months ended September 30, 2024 and 2023, respectively. The increase of $2.6 million, or 58%, was primarily due to $1.4 million of stock-based compensation expense recorded during the three months ended September 30, 2024 and a $1.1 million increase in legal fees.

General and administrative expenses were $30.0 million for the nine months ended September 30, 2024 as compared to $13.3 million during the nine months ended September 30, 2023. The increase of $16.7 million, or 126%, was primarily due to $13.1 million of stock-based compensation expense recorded as a result of the consummation of the IPO, and a $3.8 million increase in legal, professional and audit fees.
Estimated Litigation Claim
Estimated litigation claim was $0.4 million and $15.1 million for the three and nine months ended September 30, 2024, respectively. The estimated litigation claim in the nine month period consists of a $15.1 million charge recorded due to a jury’s verdict to award the Nangate Parties $11.3 million with additional statutory pre-judgment interest, and court and litigation related costs and certain expert expenses (the “Nangate Litigation”). See Note 10 of our condensed consolidated financial statements for further discussion.
Loss on debt extinguishment
On May 13, 2024, the Micron Note was converted into 294,217 shares of our common stock in connection with the consummation of the IPO. As a result, $5.6 million was recognized in additional paid-in capital and we recognized a loss on debt extinguishment of $0.6 million during the nine months ended September 30, 2024. We also recognized a loss on debt extinguishment of $0.1 million associated with the settlement of our East West Bank Loan during the nine months ended September 30, 2024. See Note 6 of our condensed consolidated financial statements for further discussion.
Interest Income
Interest income reflects interest earned and accretion on our cash and cash equivalents and marketable securities.
Interest and Other (Expense) Income, Net
Interest and other (expense) income, net, was expense of $0.3 million and income of $37,000 for the three months ended September 30, 2024 and 2023, respectively, and expense of $0.8 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively. The change in interest and other (expense) income, net for the three months ended September 30, 2024 reflects foreign exchange losses associated with our international operations. The change in interest and other (expense) income, net, for the nine months ended September 30, 2024 was primarily due to an increase in the amount of interest-bearing debt outstanding during the current year. The Company does not have any interest-bearing debt outstanding as of September 30, 2024.
Income Tax Provision
Income tax provision was $0.2 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $1.2 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively. See Note 8 of our condensed consolidated financial statements for further discussion.
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
Bookings
We define a booking as a signed contract and related purchase commitment from a customer, based on the value set forth in a purchase order. We believe bookings are a useful metric to measure the success of customer sales and provide an indication of trends in our operating results that are not necessarily reflected in our revenue, because we recognize revenues on the later satisfaction of the obligations to our customers, and not at the time of sale to a customer. Reported bookings may be subject to adjustments and potential cancellations prior to the satisfaction of the obligations to our customers. For the three and nine months ended September 30, 2024, we recorded $9.9 million and $45.5 million in bookings, respectively, as compared to $12.5 million and $42.5 million in bookings for the three and nine months ended September 30, 2023, respectively.

The following table sets forth our bookings for each of the three month periods during the trailing five quarters as of September 30, 2024.

	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023

Bookings	$9,875	$19,478	$16,112	$15,565	$12,487

Non-GAAP Operating Income and Non-GAAP Net Income
We report our financial results in accordance with GAAP. However, our management believes that non-GAAP operating income and non-GAAP net income provide investors with additional useful information in evaluating our performance. These financial measures are not required by or presented in accordance with GAAP. We believe, however, that these non-GAAP financial measures, when taken together with our financial results presented in accordance with GAAP, provide meaningful supplemental information regarding our operating performance and facilitate internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook and provide a useful measure for period-to-period comparisons of our business performance.
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
Certain items are excluded from our non-GAAP operating income (loss) and non-GAAP net income (loss) because these items are non-cash in nature or management believes they are not indicative of our core operating performance and render comparisons with prior periods and competitors less meaningful. We adjust GAAP operating income (loss) and net income (loss) for these items to arrive at non-GAAP operating income (loss) and non-GAAP net income (loss) because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structure and the method by which the assets were acquired. By excluding items that may not be indicative of our recurring core operating results, we believe that non-GAAP operating income (loss) and non-GAAP net income (loss) provide meaningful supplemental information regarding our performance.
The following table reconciles operating (loss) income to non-GAAP operating (loss) income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating (loss) income	$(7,302)	$1,742	$(42,703)	$3,070
Add:
Acquisition-related estimated litigation claim and legal costs(1)	1,883	723	19,194	1,192
Amortization of acquired intangible assets(2)	295	82	661	257
IPO preparation costs(3)	—	197	873	1,176
Stock-based compensation expense	2,559	—	24,388	—
Non-GAAP operating (loss) income	$(2,565)	$2,744	$2,413	$5,695

The following table reconciles net (loss) income to non-GAAP net (loss) income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net (loss) income	$(6,551)	$1,448	$(43,561)	$1,931
Add:
Acquisition-related estimated litigation claim and legal costs(1)	1,883	723	19,194	1,192
Amortization of acquired intangible assets(2)	295	82	661	257
IPO preparation costs(3)	—	197	873	1,176
Stock-based compensation expense	2,559	—	24,388	—
Change in fair value of contingent consideration(4)	—	(9)	(18)	332
Foreign exchange loss (gain)	174	(77)	418	338
Loss on debt extinguishment(5)	—	—	718	—
Income tax effect of non-GAAP adjustments(6)	(189)	(38)	(265)	(142)
Non-GAAP net (loss) income	$(1,829)	$2,326	$2,408	$5,084

(1)Reflects litigation-related expenses incurred in connection with our acquisitions and the Nangate Litigation estimated claim accrual.
(2)Reflects the amortization of intangible assets attributable to our acquisitions and the NXP IP.
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

Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from payments from our customers, borrowings from Ms. Ngai-Pesic and other lenders, and the net proceeds from the sale of our common stock in the IPO. Our primary sources of liquidity are cash, cash equivalents and marketable securities including cash generated from operations. As of September 30, 2024, we had $26.6 million in cash and cash equivalents, of which $3.4 million was held by our foreign subsidiaries, and $73.8 million in short-term marketable securities.
On June 13, 2022, we entered into a $4.0 million line of credit (the “2022 Credit Line”) with Ms. Ngai-Pesic bearing interest at a rate of prime plus 1% per annum. As of December 31, 2023, the principal balance of the 2022 Credit Line was $2.0 million. In May 2024, the 2022 Credit Line was repaid in full and terminated.
In December 2023, we entered into a loan facility with East West Bank (the “East West Bank Loan”) which provides for borrowings of up to $5.0 million bearing interest at a per annum rate equal to one half of one percent (0.5%) above the greater of (i) the prime rate as reported in The Wall Street Journal or (ii) four and one half percent (4.5%). We drew $4.3 million on the East West Bank Loan during the nine months ended September 30, 2024. In May 2024, the East West Bank Loan was repaid in full and terminated.
On April 11, 2024, we amended and restated our license agreement with NXP, pursuant to which we recorded an associated vendor financing obligation. The vendor financing obligation was $4.6 million as of September 30, 2024. We determined that the vendor financing obligation had an imputed interest rate of 9%, which is reflective of our borrowing rate with similar terms to that of the license agreement.
On April 16, 2024, we entered into a note purchase agreement with Micron Technology, Inc. (“Micron”), a customer of the Company, pursuant to which we issued a senior subordinated convertible promissory note (the “Micron Note”) in the principal amount of $5.0 million. The Micron Note accrued interest at a rate of 8% per annum with principal and interest due upon maturity three years after the date of issuance. On May 13, 2024, the Micron Note was converted into 294,217 shares of our common stock in connection with the consummation of the IPO.
On May 13, 2024, we sold 6,000,000 shares of common stock in the IPO at a price to the public of $19.00 per share. The gross proceeds from the IPO were $114.0 million, with $106.0 million funded to us after deducting underwriting discounts and commissions of $8.0 million.

We believe our cash and marketable securities balances, which include proceeds received in connection with the IPO and the $5.0 million received in connection with the Micron Note will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations for at least the next 12 months. We currently have no committed sources of capital.
As of September 30, 2024, $5.0 million, or 18.7%, of our cash and cash equivalents was maintained with one financial institution, where our current deposits are in excess of federally insured limits. Past macroeconomic conditions have resulted in the actual or perceived financial distress of many financial institutions, including the recent failures of Silicon Valley Bank, Signature Bank and First Republic Bank and the UBS takeover of Credit Suisse. If the financial institutions with whom we do business were to become distressed or placed into receivership, we may be unable to access the cash we have on deposit with such institutions. If we are unable to access our cash as needed, our financial position and ability to operate our business could be adversely affected.
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash provided by (used in):
Operating activities	$(10,667)	$331
Investing activities	(72,952)	(215)
Financing activities	105,549	(1,019)
Effect of exchange rate fluctuations on cash and cash equivalents	255	(262)
Net change in cash	$22,185	$(1,165)

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
Net cash used by operating activities for the nine months ended September 30, 2024 was $10.7 million compared to $0.3 million of net cash provided by operating activities for the nine months ended September 30, 2023. The $11.0 million decrease in net cash provided by operating activities was primarily due to a $6.2 million decrease in net (loss) income, after excluding the non-cash effects of stock-based compensation expense, provision for credit losses, estimated litigation claim, loss on debt extinguishment, change in fair value of contingent consideration, depreciation and amortization, and the accretion of discount on marketable securities, and a $4.8 million decrease in net working capital, primarily due to changes in contract assets and accounts receivable and the payment of litigation-related expenses incurred in connection with our acquisitions.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 and 2023 was $73.0 million and $0.2 million, respectively. Use of cash during the nine months ended September 30, 2024, includes $81.6 million in purchases of marketable securities and $0.3 million in purchases of property and equipment, partially offset by $9.0 million of maturities in marketable securities. During the nine months ended September 30, 2023, we used $0.2 million of cash to purchase property and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2024, was $105.5 million. We received $106.0 million in net proceeds from the IPO, $4.9 million in proceeds from the Micron Note, net of debt issuance costs, and $4.3 million from our drawdown on the East West Bank Loan, partially offset by the $4.3 million repayment of the East West Bank Loan, payment of $2.6 million related to deferred transaction costs incurred in connection with the IPO, the $2.0 million repayment of the 2022 Line of Credit, $0.6 million of payments for our vendor financing obligation and $0.1 million of contingent consideration paid. Net cash used in financing activities for the nine months ended September 30, 2023 was $1.0 million due to contingent consideration paid.

Effects of Exchange Rate Fluctuations on Cash and Cash Equivalents
The effects of exchange rate fluctuations on cash were $0.3 million for each of the nine months ended September 30, 2024 and 2023, respectively.
Contractual Obligations
Following the consummation of the IPO, our financial commitments for contractual obligations include our operating lease commitments, our vendor financing obligation, and contingent consideration. Refer to Note 6, Debt and Financing Obligations, and Note 11, Fair Value of Financial Instruments, of our condensed consolidated financial statements for further discussion.
Critical Accounting Policies and Significant Judgments and Estimates
There have not been any material changes during the three and nine months ended September 30, 2024 to the methodology applied by management for critical accounting policies previously disclosed in our audited financial statements set forth in our Registration Statement. For further discussion of our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Registration Statement.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, regardless of how well they were designed and are operating, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in connection with the preparation of our consolidated financial statements, related to a lack of formalized accounting processes over internal control over financial reporting (“ICFR”) and an insufficient complement of personnel possessing the technical accounting and financial reporting knowledge and experience to support a timely and accurate close and financial statement reporting process.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Information regarding our current legal proceedings can be found in Note 10 of our unaudited condensed consolidated financial statements.
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
Risk Factor Summary
•We face significant competition from larger companies as well as from third-party providers who may deploy their resources to develop IP solutions internally.
•Our operating results are subject to significant fluctuations and, as a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.
•Our interim results of operations may be difficult to predict as a result of seasonality.
•Substantial, prolonged economic downturns in key industrial sectors and in major economic regions in which we operate, including China, may result in reduced software solutions sales and lower revenue growth.
•The success of our business depends on sustaining or growing our software license revenue and our maintenance and service revenue and the failure to increase such revenue would lead to a material decline in our results of operations.
•We also depend on growth in the semiconductor and photonics industries and in the end markets that use our products. Any slowdown in the growth of these industries and end markets could harm our business.
•If we are unable to deliver new and innovative software solutions or software license enhancements ahead of rapid technological changes in the market, our revenues could be materially adversely affected.
•We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively affect our operating results.
•Our international sales and operations constitute a substantial portion of our revenue and business operations and could be negatively affected by disruptions in international geographies caused by government actions, trade disputes, direct or indirect acts of war or terrorism, international political or economic instability or other similar events.
•A substantial portion of our revenue comes from our international sales channels, and we have significant operations in numerous international geographies. As such, any adverse fluctuations in exchange rates could adversely affect our performance.
•If we are unable to protect our proprietary technology and inventions through patents and other intellectual property rights, our ability to compete successfully and our financial results could be adversely impacted.
•Our success depends on the interoperability of our software solutions with our customers’ intended use cases and with products and services of other companies, including our competitors.
•If our information technology systems, or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to, regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits, and other adverse consequences.
•Adverse developments affecting the financial services industry could adversely affect our liquidity, financial condition and results of operations, either directly or through adverse impacts on certain of our vendors and customers.

•We may not realize the anticipated benefits of our acquisitions or investments, our business could be disrupted because of acquisitions or investments and, depending on how we finance such acquisitions, we could use significant amounts of cash.
•We may not be able to continue to obtain licenses to third-party software and intellectual property on reasonable terms or at all, which may disrupt our business and harm our financial results.
•Any dispute regarding our intellectual property may require us to indemnify customers, the cost of which could harm our business.
•As long as we are a controlled company, your ability to influence matters requiring stockholder approval will be limited, and the interests of our controlling shareholder may conflict with or differ from your interests as a stockholder.
•Pending or future investigations or litigation could have a material adverse effect on our results of operations and our stock price.
We have identified a material weakness in our internal control over financial reporting. If our remediation measures are ineffective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to report our financial condition or results of operations accurately or on a timely basis, prevent fraud or file our periodic reports in a timely manner and may incur additional costs to remediate, all of which may adversely affect investor confidence in us and our reported financial information and, as a result, the value of our common stock.
Risks Related to Our Business and Industry
We face significant competition from larger companies as well as from third-party providers who may deploy their resources to develop IP solutions internally.
We are engaged in a competitive segment of the global semiconductor and photonics industries. Our competitive landscape is characterized by competition from companies that have significantly greater resources than us. A variety of factors could adversely impact our ability to compete, including rapid technological change in our software solution design, customers that make purchase decisions based on a mix of factors of varying importance and continuous declines in average selling prices of our software solutions. We compete principally on the basis of technology, license quality and features, license terms, compatibility, reliability, interoperability among products and price and payment terms.
We compete against larger companies including Synopsys, Inc., Coventor, Inc., a Lam Research company, Cadence Design Systems, Inc., Siemens EDA, Ansys, Inc., Arm Limited, and CEVA, Inc. Such companies have greater name recognition than us and possess substantial financial, technical, research and development and engineering resources that can be deployed so they can develop competing TCAD, EDA and SIP solutions. Varying combinations of these resources provide advantages to these competitors that enable them to influence industry trends and the pace at which industries adapt to these trends. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in customer preferences to competitors’ products, could result in increased pressure to lower our prices more rapidly than anticipated, increased selling and marketing expense, and/or market share loss. The consolidation of our competitors or collaboration among our competitors to deliver more comprehensive offerings than they could prior to consolidation may also impact our ability to compete effectively. In addition, new market entrants with novel technology could change the competitive landscape, potentially resulting in reduced market share, additional pressure to lower prices, or further increases in selling and marketing expense. To the extent our revenue is negatively impacted by competitive pressures and reduced pricing, our business could be harmed.
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
The majority of our software license revenue is treated as point in time revenue at the start of the license period, so past revenue may not be indicative of the amount of revenue in any future period. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or continuing or expanding our relationships with existing customers. However, revenue recognized from licensing arrangements can vary significantly from period to period, depending largely on bookings recorded during a quarter as well as the timing of the receipt of purchase orders, and is difficult to predict. Revenue that we anticipate will be recognized in a given quarter may end up being recognized in subsequent quarters as a result of the timing of the booking, the specifics of the licensing arrangements or other factors. For example, in the third quarter of 2024, we expected to receive a significant purchase order of approximately $5.0 million but the purchase order was received in the first week of the fourth quarter. As a result, we did not recognize any revenues from that purchase order in that quarter. In addition, as we expand our business into new markets, our licensing contracts may be smaller in volume but greater in value, which may result in further fluctuations in our software license revenue quarter to quarter. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the market positioning, performance, quality, breadth and depth of our current and future IP and solutions as well as our sales and marketing success. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.
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
Terrorist attacks, war and other increased global hostilities, including the ongoing conflicts between Russia and Ukraine and Israel and its adversaries, Hamas, Hezbollah and Iran, pandemics, including the COVID-19 pandemic, and natural disasters have, at times, contributed to widespread uncertainty and speculation in the semiconductor markets. For example 59% and 54% of our revenue was derived from our customers in APAC for the three and nine months ended September 30, 2024, respectively.
During the three and nine months ended September 30, 2024, 25% and 17% of our revenue was derived from our customers in China, respectively. During the three and nine months ended September 30, 2023, 16% and 21% of our revenue was derived from our customers in China, respectively. China has been recently experiencing an economic slowdown, which, if continued, could adversely impact our revenue derived from China-based operations in future periods. Further, geopolitical disruptions among the United States and China could result in the suspension or delay of purchases of our software solutions by our customers in China, which could inhibit our ability to secure similar levels of revenue in the future from such customers or otherwise. See “—We face risks associated with doing business in China.” Similar uncertainties and speculation may result in further economic contraction, resulting in the suspension or delay of purchases of our software solutions by our customers, which could harm our business, financial condition and results of operations.
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
The growth of our TCAD, EDA and SIP markets are dependent on the semiconductor and photonics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of or SoC, ICs, electronic systems and customers’ concerns about managing costs, have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. For example, in response to this increasing complexity, some customers may choose to focus on one discrete phase of the design process or opt for less advanced, but less risky, manufacturing processes that may not require new or enhanced design solutions. Demand for our software solutions and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and photonics industries slows or stalls, including due to the impact of inflation or a sustained global supply chain disruption. Inflation has accelerated in the United States and globally as a result of global supply chain issues, increased government spending and monetary policy, a rise in energy prices, and strong consumer demand coming out of the COVID-19 pandemic. As we experienced, an inflationary environment can increase our cost of labor, energy and other operating costs and could also impact and reduce the number of customers who purchase our software solutions as credit becomes more expensive or unavailable.
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

■Increased costs associated with potential disruptions to our customers’ and/or end customers’ supply chain and other manufacturing and production operations, including supply chain issues like those caused by the COVID-19 pandemic and similar disruptions that may occur in future;
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
A significant portion of our revenue comes from outside the United States. During the three and nine months ended September 30, 2024, 70% and 64%, respectively of our revenue was from international customers. During the three and nine months ended September 30, 2023, 72% and 70%, respectively, of our revenue was from international customers. Risks inherent in our international business activities include imposition of government controls, export license requirements, restrictions on the export of critical technology, products and services, political and economic instability, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. Effective patent, copyright and trade secret protection may not be available in every foreign country in which we sell our software solutions and services. Our business, financial condition, results of operations and cash flows could be materially adversely affected by any of these risks.
In addition, we have offices globally with our sales and research and development being conducted in offices located in numerous geographical locations. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
■Changes in a specific country’s or region’s political, regulatory or economic conditions;
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
During the three and nine months ended September 30, 2024, 25% and 17% of our revenue, respectively, was derived from our customers in China. Our operating expenses in China were $0.8 million and $2.4 million, respectively, for the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, 16% and 21% of our revenue, respectively, was derived from our customers in China. Our operating expenses in China were $0.8 million and $2.1 million, respectively, for the three and nine months ended September 30, 2023.
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
For example, in October 2023, following a series of attacks by Hamas on Israeli civilian and military targets, Israel declared war on Hamas in Gaza. As a result of the conflict between Israel and Hamas, Israel and other regional adversaries, including Hezbollah and Iran, have engaged in direct military hostilities. While we do not currently consider the conflict between Israel and its adversaries have had a material impact on our business, the ongoing regional conflict could have a negative impact on the economy and business activity globally, and therefore could adversely affect our results of operations, financial condition and cash flow.
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
Our board of directors is responsible for overseeing the risks to our business, including risks related to the ongoing conflict between Israel and its adversaries and between Russia and Ukraine. Such risks include an increased risk of cybersecurity attacks, sanctions, risks related to our employees, service-providers and operations in the affected regions and supply chain disruptions that may affect our customers globally. During 2023, we generated $0.6 million in revenues from the Middle East, including Israel, and had one employee located in the Middle East. While none of our revenue is derived from Russia or Ukraine, we have employees based in both countries and had, prior to the beginning of the conflict, offices in both countries. In response to the ongoing conflict, we recently closed our office in Moscow, Russia, and our office in Kyiv, Ukraine, has been temporarily closed. Our board of directors has received periodic reports from management regarding the impact of the conflict on us and considered whether such events have had, or are reasonably likely to have, a material impact on us. Unless and until the conflict in Ukraine is stabilized, we do not intend to reopen office locations in either country.
As of September 30, 2024, we had 8 employees and 4 contractors in Ukraine, all of whom were working remotely. If our employees in Ukraine become subject to a military draft or are unable to work due to the ongoing conflict, the development of our next generation software could be delayed, which could negatively impact our business.
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
It is not possible to predict the broader consequences of either the Israeli conflict or Russia’s invasion of Ukraine, including related geopolitical tensions, and the measures and retaliatory actions taken by the United States, and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, which are likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to either conflict could, but are not presently expected to, materially increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise further adversely affect our business, financial condition, and results of operations.
A substantial portion of our revenue comes from our international sales channels, and we have significant operations in numerous international geographies. As such, any adverse fluctuations in exchange rates could adversely affect our performance.
During the three and nine months ended September 30, 2024, 70% and 64%, respectively, of our revenue was from international customers. During the three and nine months ended September 30, 2023, 72% and 70%, respectively, of our revenue was from international customers. We expect to continue to generate a significant amount of revenue through international sales in the future. Our international sales team sells our software solutions to new and existing customers, expands installations within the existing customer base, offers consulting services and provides the first line of technical support. The revenues and expenses associated with our international direct sales channels are subject to foreign currency exchange fluctuations, including the potential of a stronger American dollar which has the potential of impacting our ability to compete internationally, and, as a result, our future financial results may be impacted by fluctuations in exchange rates, including Korean Won, Chinese Yuan, and Japanese Yen.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature Bank or any other financial institution currently in receivership, if any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of September 30, 2024, $5.0 million, or 19%, of our cash was maintained with one financial institution, where our current deposits are in excess of federally insured limits. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
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
Despite our efforts to protect our intellectual property, unauthorized parties have, and may in the future copy, misappropriate, or otherwise obtain and use our software, technology, or other information that we regard as our proprietary intellectual property. In addition, we intend to expand our international operations, and effective patent, copyright, trademark, and trade secret, and other intellectual property protection may not be available or may be limited in some foreign countries. We currently have no trademark registrations or pending applications to register trademarks in foreign countries. Further, intellectual property law, including statutory and case law, particularly in the United States, is constantly developing, and any changes in the law could make it harder for us to enforce our rights.
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
As long as we are a controlled company, your ability to influence matters requiring stockholder approval will be limited, and the interests of our controlling stockholder may conflict with or differ from your interests as a stockholder
The Pesic Family (as defined below) own 20,000,000 shares of our common stock, collectively representing approximately 76% of our total outstanding common stock. For so long as the Pesic Family continue to collectively hold at least 50% of our outstanding common stock, they will be able to elect the members of our board of directors and could at any time replace our entire board of directors.
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
Further, for so long as the Stockholders Agreement, dated April 12, 2024, among us and the Pesic Family remains in effect and the Pesic Family owns in the aggregate, at least 25% of the voting power of the then outstanding shares of our capital stock, our amended and restated certificate of incorporation provide that the prior written approval or consent of the Pesic Family shall be required for us to (i) implement any amendments to our amended and restated certificate of incorporation or bylaws that would adversely affect the Pesic Family’s rights thereunder, (ii) effect or consummate a change of control or approve another merger, consolidation, business combination, sale or acquisition that results in changes in the rights and privileges of holders of equity securities, and (iii) effect the liquidation or dissolution or winding up of our business operations.
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
We lease several office facilities from entities controlled by Ms. Ngai-Pesic pursuant to which we recorded a rent expense of $0.2 million and $0.4 million during the three and nine months ended September 30, 2024, respectively. Because we are controlled by the Pesic Family, we may not have the leverage to negotiate extensions or amendments to our agreements on terms as favorable to us compared to those we would negotiate with an unaffiliated third party. See Note 5 to our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
More generally, disputes may arise between Ms. Ngai-Pesic, or other members of the Pesic Family, and us or members of our board of directors or management in a number of areas relating to our or their past and ongoing relationships. We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.
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
For example, in December 2020 we sought declaratory relief in the California Superior Court to clarify our obligations regarding the earnout payments due to the selling shareholders of Nangate following its acquisition by us in 2018. In February 2021, the Nangate Parties filed a cross-complaint against us, as well as one current and one former member of our board of directors (the “Co-Defendants”). The cross-complaint alleged breach of contract, fraud, and negligent misrepresentation among other causes of action.
In January 2022, the Nangate Parties filed a third amended cross-complaint against the Company and the Co-Defendants, seeking $20.0 million in damages for breach of contract, fraud, and unfair business practices, as well as punitive damages.
On July 23, 2024, a jury awarded the Nangate Parties $11.3 million in damages under breach of contract related claims, including breach of contract and breach of the covenant of good faith and fair dealing, along with the potential for an award of statutory pre-judgment interest (the “Contract Damages”), and court and litigation related costs and certain expert expenses subject to the Nangate Parties establishing the legal right to them and to be determined by the court. The interest, if awarded, is estimated to be $3.8 million as of September 30, 2024.
The jury also found the Company and the Co-Defendants liable for fraud claims, including false promise and intentional misrepresentation, and awarded the Nangate parties $6.6 million in compensatory damages. On August 16, 2024, the jury awarded $17.0 million in punitive damages to be paid by the Company and a total of $16.0 million to be paid by the Co-Defendants (together with the compensatory damages, the “Fraud Damages”). The punitive damages are incremental to the $6.6 million compensatory damages awarded. The Nangate Parties will have the option to choose either the Contract Damages or the Fraud Damages, but in no circumstances will the Nangate Parties receive both remedies.
The Company recorded a charge for the estimated litigation awarded and accrued expenses and other current liabilities of $0.4 million and $15.1 million for the three and nine months ended September 30, 2024, respectively. See Note 10 of our condensed consolidated financial statements for further discussion on the Nangate Litigation.
In August 2021, Aldini AG filed suit against Silvaco, Inc. in the United States District Court for the Northern District of California alleging various tort claims against Silvaco, Inc., Silvaco France, and certain of its board members. On August 23, 2022, Aldini AG filed a Second Amended Complaint against Silvaco, Inc., Silvaco France, and certain of its board members that included claims of trade secret theft, conspiracy, and intentional interference with a prospective economic advantage in relation to Silvaco’s acquisition of certain assets of Dolphin Design SAS, or Dolphin. Aldini AG seeks $703 million and punitive damages. On March 17, 2023, the Second Amended Complaint was dismissed on all counts, subject to a right of appeal. Aldini filed a notice of appeal and oral argument is scheduled for November 22, 2024. See Note 10 of our condensed consolidated financial statements for further discussion.
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
Risks Related to the IPO in May of 2024 and Ownership of Our Common Stock
The price of our common stock could be volatile and you may not be able to resell your shares at or above the price at which you bought them, including the IPO price. Declines in the price of our common stock could subject us to litigation.
Our stock price may be volatile and may decline, resulting in a loss of some or all of your investment. The trading price and volume of our common stock have fluctuated and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
■events or factors resulting from geopolitical changes, global health crises such as the COVID-19 pandemic, war, incidents of terrorism or responses to these events;
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
■litigation or other claims against us;
■the number of shares of our common stock that are available for public trading; and
■any other factors discussed in this Quarterly Report on Form 10-Q.

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
An active trading market for our common stock may not be sustained and you may not be able to sell your shares at or above the price at which you bought them, including the IPO price, or at all.
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
Future issuances of our common stock or sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause the price of our common stock to decline.
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
Upon the closing of the IPO, we had approximately 28,529,318 shares of common stock outstanding, including 2,235,101 vested shares to be issued pursuant to the 2014 Plan, and 294,217 shares issued to Micron in connection with the mandatory conversion of the Micron Note. All of the shares of common stock sold in the IPO and issued to Micron are freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or the Securities Act.

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
Our management has considerable discretion in the application of the net proceeds from the IPO, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. The net proceeds to us may be used for corporate purposes that do not increase the value of our business, which could cause our stock price to decline. The failure by our management to apply the net proceeds from the IPO effectively could impair our growth prospects and result in financial losses that could harm our business and cause the price of our common stock to decline. We used a portion of the proceeds of the IPO to repay in full (i) the 2022 Credit Line payable to Ms. Ngai-Pesic and (ii) the East West Bank Loan. Until the net proceeds we receive are fully used, they may be placed in investments that do not produce income or that lose value. Additionally, we have broad discretion in the use of the net proceeds from the IPO when determining whether to satisfy the anticipated tax withholding and remittance obligations related to vesting of RSUs granted to our employees on their behalf after settling the awards or whether to elect to allow RSU holders to sell into the open market shares underlying RSUs to the extent needed to satisfy tax obligations associated with these vested RSUs.
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
We have been a private company and, as such, we have not been subject to the internal control and financial reporting requirements applicable to a publicly traded company. As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act, or Section 404, which requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. Section 404(a) of the Sarbanes-Oxley Act requires that we include a management report on our internal controls, including an assessment of the effectiveness of our internal controls and financial reporting procedures, beginning with the annual report for our fiscal year ending December 31, 2025. We will also be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, or Section 404(b), following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. See “—We are an “emerging growth company” and a “smaller reporting company” and any decision on our part to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.” In order to comply with Section 404, we must perform system and process evaluations, document our controls and perform testing of our key controls over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting. Our testing will need to include the disclosure of any material weaknesses or significant deficiencies in our internal control over financial reporting identified by our management or our independent registered public accounting firm. Our testing, or the subsequent testing by our independent public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. If we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock would likely decline and we could be subject to lawsuits, sanctions or investigations by regulatory authorities, which would require additional financial and management resources.
We have in the past and continue to identify material weaknesses in our internal control over financial reporting (“ICFR”). The material weakness as of December 31, 2023, identified in connection with the preparation of our consolidated financial statements, related to a lack of formalized accounting processes over ICFR and an insufficient complement of personnel possessing the technical accounting and financial reporting knowledge and experience to support a timely and accurate close and financial statement reporting process and continues to exist as of the date of this Quarterly Report on Form 10-Q.
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
We will remain an emerging growth company until the earlier of (ii) the last day of the fiscal year (a) in which the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we become a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last day of our then-most recently completed second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Since January 1, 2021, we have granted to our employees, consultants, and other service providers, restricted stock units representing an aggregate of 3,557,307 shares of our common stock, under our 2014 Plan and 2024 Plan.
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
On April 16, 2024, we entered into a note purchase agreement with Micron Technology, Inc., a customer of the Company, pursuant to which we issued the Micron Note. The Micron Note accrued interest at the rate of 8% annually, with principal and interest due upon maturity three years after the date of issuance. The Micron Note was mandatorily convertible into a number of shares equal to (i) the outstanding principal amount and accrued interest divided by (ii) a conversion price equal to (a) the price of the Company’s common stock issued in an initial public offering, times (b) 0.90 if the initial public offering of common stock was consummated on or prior to May 31, 2024. On May 13, 2024, the Micron Note was converted into 294,217 shares of the Company’s common stock in connection with the consummation of the IPO. The shares issued pursuant to the Micron Note have been registered for resale under the Securities Act.
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
Proceeds from the IPO have been used for general corporate purposes, including working capital, selling and marketing activities, research and product development, general and administrative matters, and capital expenditures. Additionally, proceeds were used to repay $2.0 million outstanding under the 2022 Credit Line and $4.3 million under the East West Bank Loan. There has been no material change in our intended use of proceeds as described in the Registration Statement.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Silvaco Group, Inc. (filed as Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2024)

3.2	Amended and Restated Bylaws of Silvaco Group, Inc. (filed as Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2024)

10.1*	Form of Restricted Stock Unit Agreement pursuant to the 2024 Stock Incentive Plan

10.2*	2024 Stock Incentive Plan Form of Notice of RSU Award for Employees

10.3*	Executive Severance Plan

10.4*	Executive Severance Plan Participation Agreement, dated February 28, 2024, between the Registrant and Dr. Babak A. Taheri

10.5*	Executive Severance Plan Participation Agreement, dated April 23, 2024, between the Registrant and Ryan Benton

10.6*	Executive Severance Plan Participation Agreement, dated April 24, 2024, between the Registrant and Dr. Eric Guichard

10.7*	Executive Severance Plan Participation Agreement, dated April 23, 2024, between the Registrant and Raul Camposano

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on November 12, 2024.

SILVACO GROUP, INC.

/s/ Babak A. Taheri
Name: Dr. Babak A. Taheri Title: Chief Executive Officer

/s/ Ryan A. Benton
Name: Ryan A. Benton Title: Chief Financial Officer