Form 10-K
period 2024-12-31
Silvaco Group, Inc.
filed 2025-03-05
CIK 1943289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
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
____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant (6,294,217 shares), based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 28, 2024 of $17.98, was $113,170,022. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of February 28, 2025 the registrant had 28,672,399 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the current views of management of Silvaco Group, Inc. with respect to, among other things, its operations, its financial performance and its industry. Forward-looking statements include all statements that are not historical facts. In some cases, you can identify these forward-looking statements by the use of words such as “outlook,” “believe(s),” “expect(s),” “potential,” “continue(s),” “may,” “will,” “should,” “could,” “would,” “seek(s),” “predict(s),” “intend(s),” “trends,” “plan(s),” “estimate(s),” “anticipates,” “projection,” “will likely result” and or the negative version of these words or other comparable words of a future or forward-looking nature. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. These factors include but are not limited to: (a) market conditions; (b) anticipated trends, challenges and growth in our business and the markets in which we operate; (c) our ability to appropriately respond to changing technologies on a timely and cost-effective basis; (d) the size and growth potential of the markets for our software solutions, and our ability to serve those markets; (e) our expectations regarding competition in our existing and new markets; (f) the level of demand in our customers’ end markets; (g) regulatory developments in the United States and foreign countries; (h) changes in trade policies, including the imposition of tariffs; (i) proposed new software solutions, services or developments; (j) our ability to attract and retain key management personnel; (k) our customer relationships and our ability to retain and expand our customer relationships; (l) our ability to diversify our customer base and develop relationships in new markets; (m) the strategies, prospects, plans, expectations, and objectives of management for future operations; (n) public health crises, pandemics, and epidemics and their effects on our business and our customers’ businesses; (o) the impact of the current conflicts between Ukraine and Russia and Israel and Hamas and the ongoing trade disputes among the United States and China on our business, financial condition or prospects, including extreme volatility in the global capital markets making debt or equity financing more difficult to obtain, more costly or more dilutive, delays and disruptions of the global supply chains and the business activities of our suppliers, distributors, customers and other business partners; (p) changes in general economic or business conditions or economic or demographic trends in the United States and foreign countries including changes in interest rates and inflation; (q) our ability to raise additional capital; (r) our ability to accurately forecast demand for our software solutions; (s) our expectations regarding the financial and other impacts of current and future litigation (including our ongoing litigation with the former shareholders of shareholders of Nangate Denmark ApS); (t) our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act and as a smaller reporting company under the Exchange Act; (u) our expectations regarding our ability to obtain, maintain, protect and enforce intellectual property protection for our technology; (v) our status as a controlled company; (w) variations in certain financial statement line items from the estimated figures presented herein upon the completion of the Company’s financial reporting process; (x) our use of the net proceeds from our initial public offering and (y) the factors described in Part I, “Item 1.A. Risk Factors”. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report. Silvaco Group, Inc. undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.
NOTE REGARDING INDUSTRY AND MARKET DATA

This Annual Report contains market data and industry statistics and forecasts that are based on independent industry publications and other publicly available information. Although we believe these sources are reliable, we do not guarantee the accuracy or completeness of this information and we have not independently verified this information. In addition, the market and industry data and forecasts included in this report may involve estimates, assumptions and other risks and uncertainties and are subject to change based on various factors, including those discussed in Part I, “Item 1A. Risk Factors,” contained in this Annual Report. Accordingly, investors should not place undue reliance on this information.
Part I
Unless otherwise indicated, “the Company,” “we,” “our,” “us” and “Silvaco” are used in this report to refer to the businesses of Silvaco Group, Inc. and its consolidated subsidiaries.

Item 1. Business
Overview
We are a provider of technology computer aided design (“TCAD”) software, electronic data automation (“EDA”) software and semiconductor intellectual property (“SIP”) solutions that enable semiconductor and photonics companies to increase productivity, accelerate their products’ time-to-market and reduce their development and manufacturing costs. We have decades of expertise developing the “technology behind the chip” and providing solutions that span from atoms to systems, starting with providing software for the atomic level simulation of semiconductor and photonics material for devices, to providing software and SIP for the design and analysis of circuits and system level solutions. We provide SIP for system-on-a-chip (“SoC”), integrated circuits (“ICs”) and SIP management tools to enable team collaborations on complex SoC designs. Our customers include semiconductor manufacturers, original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”) who deploy our solutions in production flows across our target markets, including display, power devices, automotive, memory, high performance computing (“HPC”), Internet of Things (“IoT”) and 5G/6G mobile markets.
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
Our TCAD solutions are designed to provide complete, fast, and accurate simulations and modeling of semiconductor and photonics device behavior, allowing our customers to design original, value-added processes and devices, explore trade-offs in performance, power, size and reliability and optimize their final design for manufacturing. By reducing the need to run expensive and time-consuming experiments in manufacturing, TCAD solutions enable companies to rapidly bring their products to market.
In addition, we have combined our expertise in semiconductor technologies with machine learning and data analysis to develop an artificial intelligence-based solution named fab technology co-optimization, or FTCOTM, for wafer-level fabrication facilities. FTCO uses manufacturing data to perform statistical and physics-based machine learning software simulations to create a computer model or “digital twin” of a wafer that can be used to simulate the fabrication process. As a virtual representation of the manufacturing process and the wafer, this “digital twin” serves as a platform through which customers can run experiments and tests to understand the impact on the yield of a wafer due to any variations in the parameters of the manufacturing process, predict the yield for further research on new products, and reduce the time to market for products, all without the need to run physical wafers which can be time-consuming and expensive. We have partnered with Micron Technology, Inc. for the development of these modeling tools. We began licensing this new product in the second quarter of 2024.
Our EDA solutions provide analog custom design flows that bring electrical and physical layout views together with circuit simulation and physical verification including sign-off at select foundries to help ensure correct-by-design and high-yielding products before committing to final silicon. We provide device characterization and modeling solutions that enable our customers to generate accurate, high-quality models for use in simulation and analysis of analog, mixed-signal and RF circuits across our target markets.
SIP solutions, including our offerings, provide pre-verified, high-yielding and silicon-proven SIP blocks designed to accelerate time-to-market for SoC designs. Our patented SIP fingerprint technology authenticates SIP before and after use in complex SoC designs to avoid costly design iterations and silicon re-spins. Our EDA solutions for SIP design integrate patented machine learning technologies with the goal of minimizing simulation time, chip area and power consumption. We provide SIP management software at the enterprise-level for managing, tracking and controlling SIPs that are used in SoC designs.
We leverage decades of extensive technological expertise to provide our customers with agilely developed products. In doing so, we have built long-term relationships with select strategic customers that enable us to work with them from project inception in order to tailor solutions for their specific needs. These customer relationships help us improve our new product offerings for the larger market.
Our business model primarily consists of selling time-based software licenses, with an average of approximately 3 years per term-based license (“TBL”) for the years ended December 31, 2024 and 2023. We seek to grow our business by renewing TBL contracts and licensing new products. In addition to TBL revenue, we have revenue streams from our maintenance, support, and services.
During 2024, we generated $65.8 million in bookings and recognized $59.7 million of revenue, a $39.4 million net loss and $19.8 million of cash flows used in operating activities. We also had a GAAP operating loss of $40.3 million and a non-GAAP operating income of $5.5 million. During 2023, we generated $58.1 million in bookings and recognized $54.2 million of revenue, a $0.3 million net loss and $1.2 million of cash flows provided by operating activities. We also had a GAAP operating income of $1.1 million and a non-GAAP operating income of $4.4 million during 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Indicators and Non-GAAP Financial Measures” of Part II, Item 7 of this Annual Report on Form 10-K for additional information on bookings and non-GAAP operating income and the reconciliation of operating (loss) income to non-GAAP operating income.

Silvaco Group, Inc. was incorporated in the State of Delaware in 2009 under the name Saratoga International, Inc., and changed its name to Silvaco Group, Inc. in November 2013.
Initial Public Offering
In May 2024, we completed our initial public offering (“ IPO”), in which we sold 6,000,000 shares of our common stock at an offering price of $19.00 per share and raised a total of $114.0 million in gross proceeds, or approximately $106.0 million in net proceeds after deducting underwriting discounts and commissions of $7.9 million and before deducting offering-related expenses.
Industry Overview
Design and manufacturing of SoCs is a time intensive and costly process. Complex AI-driven high performance computing, IoT class of SoCs, high performance memories, and GPU class processors cost millions to billions of dollars to develop. The development, qualification and manufacturing cycle for processors, memories and SoCs varies by market and may require lengthy development times. Similarly designing power systems utilizing new materials such as gallium nitride (“GaN”) and silicon carbide (“SiC”) adds additional costs, time to market and complexity to the systems that enable AI.
Increasing semiconductor design complexity. The latest technological applications require greater semiconductor performance and functionality, which have necessitated the shift towards more advanced manufacturing process technologies, new materials, and continued reduction of transistor sizes. IC and SoC complexity have significantly increased to accommodate the increased number of functional SIP blocks per chip. The slowing of Moore’s Law, which states that the number of circuits on a microchip will double every two years, has also led to the adoption of new semiconductor materials to address varying application requirements.
For example, SiC, and GaN, materials are being adopted in automotive, consumer, and industrial power applications. New memory technologies, including resistive random-access memory and magneto-resistive random-access memory, or MRAM, are being deployed across mobile, HPC, and IoT applications. All these factors have increased semiconductor design complexity, which in turn increases the probability for significant development delays and project failures. As a result, we believe there is a growing need for differentiated and cost-effective tools such as TCAD, EDA and SIP solutions that enable rapid and reliable development of products containing these newly added materials and technologies.
Increasing semiconductor manufacturing and development time and costs. With each reduction in manufacturing process geometry comes a corresponding increase in manufacturing and development costs. Factors driving development cost and time include those associated with the number of personnel required to design, the verification of the design, and the test and validation of the design, as well as the cost of tools for design, verification, test and validation, and the associated manufacturing costs of masks, wafers and production costs, including testing. In general, the more complex the IC, the more personnel and more tools per personnel are needed, hence increasing the cost of design. Many new GPU processors require thousands of engineers to design over many years. Additionally, the COVID-19 pandemic and subsequent semiconductor shortage have emphasized the need for supply chain optimization, further accelerating investments in semiconductor foundries. The latest foundries being built are focused on leading-edge manufacturing process technology nodes, primarily driven by mobile applications, and require higher manufacturing yield efficiencies to offset the substantial development costs. As a result of IC technologies moving to sub 7nm process technology nodes and the resultant increase in design difficulty and development costs, we believe the continuing shift will increase demand for TCAD solutions in the design technology optimization loop to deliver high yields, accelerate time-to-market and further reduce costs by reducing the need to run expensive and time-consuming manufacturing experiments. In addition, as these trends continue, EDA solutions that meet manufacturing requirements and can reduce costs associated with potential production delays and project failures, and SIP solutions which can accelerate time-to-market by providing silicon-proven blocks that address complex SoCs and enable new technologies, such as IoT and HPC, are being more readily adopted to mitigate costs and shorten time to market.
Increasing end market diversity. There has been a significant growth in semiconductor demand driven by new applications in emerging markets such as automotive, HPC and IoT. Performance and functionality requirements significantly vary across each market, which drives new design complexities and increases manufacturing and development costs. Even traditional markets for semiconductor, such as display applications, are seeing expanded use cases that require different performance and functionality needs. For example, displays in mobile require low power, augmented and virtual reality emphasizes high refresh rates, and televisions are adopting new materials such as quantum dots to reduce manufacturing complexity. The increased diversity of applications in which semiconductors are being used, is leading to a need for more complex semiconductors to satisfy the needs of such applications, which requires further time and cost to develop such semiconductor solutions. As a result, there is a growing need to accelerate time-to-market and reduce costs by adopting complete TCAD, EDA and SIP solutions that enable customers to design, simulate, verify, and analyze their products from the concept stage all the way up to complete product yield.
Our Markets
To contend with industry performance requirements and new applications, engineers, researchers, and other professionals rely extensively on TCAD, EDA software tools and SIP for designing and optimizing advanced ICs components. Reliance on software tools and SIP has increased in recent years as design challenges have become increasingly complex.

Rapid increase in complexity of SoCs has been the result of shrinking manufacturing process geometries, application specific customization to improve computing performance, and adoption of new materials for high voltage applications and photonics computing. These changes have led to increased investments in our research and development.
The drive to increase performance and diversification of applications is further accelerated by a broad-scale transition to cloud-based software applications and computing on mobile platforms. The development of semiconductors that are optimized for specific applications, including AI, 5G/6G communications and IoT, has continued to fuel demand for our solutions. Our solutions address the markets set forth below.

Solution/ Market	Automotive	IoT	5G/6G	Display	Memory	HPC	Power Devices
TCAD	✔	----	✔	✔	✔	✔	✔
EDA	✔	✔	✔	✔	✔	✔	✔
SIP	✔	✔	✔	----	----	✔	----
Power Electronics Market
With the advent of high-volume manufacturing of new process technologies such as SiC and GaN, many OEMs and ODMs are producing electronic devices and systems that benefit from these technologies. GaN is being used for low power/voltage, high frequency applications and SiC is being used for high power and high voltage switching power applications. These technologies can enable smaller, faster and lower power devices than those built with prior technologies. As a result, many suppliers are switching their products from dated silicon-based devices to wide band-gap, or WBG, semiconductor materials such as GaN. For example, GaN technology has enabled the replacement of existing silicon-based power supplies for laptops, vehicles and battery charging with smaller and lower power solutions.
Power electronics play an important role in electrified vehicle applications that provide compact and high-efficient solutions to power conversion. Given the foundries, design houses, ODMs, OEMs, Tier 1s (modular providers) and Tier 2s (IC providers) that provide power electronics solutions, we benefit by enabling our customers in this market with both our TCAD and EDA solutions.
Memory Market
The memory market for semiconductors is expected to continue growing at a fast pace, driven by large increases in the demand for dynamic random-access memory and flash memory products. Within data centers, artificial intelligence (“AI”) technologies require new types of memory technologies such as MRAM that perform weighting calculations in the memory chip itself. We believe our TCAD solution, complemented by our device modeling tools and services, enables memory design teams to explore new materials and device architectures and achieve optimum power and performance for memory elements. Design and technology co-optimization, or DTCO, utilizing both TCAD and EDA solutions to enable designing optimum memory elements is an important stepping stone for many leading-edge ICs in this market, and we provide a targeted DTCO solution for the memory market.
Display Market
With the growth in adoption of electronics such as smartphones, smart watches, wearables and virtual reality (“VR”) and gaming, consoles, as well as other display products such as flat-screen TVs, and more, we believe semiconductors used in display technologies are of increasing importance. Display manufacturers are continuing to make large investments in OLED and AMOLED, as well as new technologies such as quantum dot-LED and MicroLED. At the same time, well-established display technologies, such as LCD, are evolving and improving. Industry adoption of photonics materials, including waveguides and photo detectors, is increasing. These trends are driving large changes in materials and fabrication methods for displays.
Our customers’ display development teams use our integrated TCAD solutions with our Analog/Custom design suites to analyze, understand and optimize pixel performance. Our device modeling tools help our customers’ display designers to generate accurate models of pixels, which enables them to simulate the correct behavior of displays. Our circuit simulation tool uses advanced modeling of devices to capture the capacity of the given circuit(s), with capacity to handle millions of thin-film transistors, (“TFTs”). Our Analog/Custom design solution provides powerful pixel array placement and routing capabilities that our customers use to produce circuit layouts that match the customer’s manufacturing requirements and ensure design quality.
Through deep collaborations with industry leaders and academia in the display market, we have developed highly differentiated display design solutions spanning TCAD, circuit simulation and Analog/Custom design.
Automotive Market
The semiconductor content in the automotive market is rapidly growing and evolving, driven by vehicle electrification, advances in electronic control, vehicle connectivity to the internet and autonomous driving.

Power devices are at the heart of the electric vehicle revolution, from charging stations to vehicle drivetrain electronics. The new requirements of the automotive market are driving the increasing adoption of different kinds of semiconductor materials such as SiC, GaN and other wide bandgap materials to replace traditional silicon in high-voltage power devices. Companies designing or manufacturing SiC or GaN devices for the power device market can use TCAD simulations as part of their research and development efforts to understand their devices in detail and in turn use that understanding to improve performance, manufacturing yield and reliability. Simulation replaces design of experiments and enables flexibility of foundry selection by reducing costly and time intensive physical trial and error cycles.
In addition, electrification and advanced controls in new automobiles are increasing the number of conventional (silicon-based) semiconductor devices. Desire for increasing time-to-market and engineering efficiencies pushes designers towards using and reusing SIP.
We are part of the existing ecosystems providing silicon-proven SIP to Tier 1 and Tier 2 providers to automotive, truck, motorcycle and E-bike OEMs. We can also provide specialized EDA solutions and foundational SIPs that our customers integrate into their IC design flow. The barrier to entry in the automotive market is high due to its requirement for innovative technologies that can include complex structures and high initial costs. Leveraging our silicon-proven SIPs enables customers to develop their solutions with functional interoperability and limit the risk of costly mistakes that may require redesign.
Internet of Things Market
The IoT market is expected to continue to grow as the industry is still in the early stage. All IoT devices require a complex SoC to perform sensing, collecting data, processing data and connecting to other IoT devices or a central server or cloud through several wireless solutions. At the edge of IoT, new devices with ultra-low energy demands will be needed to harvest sensor data across a wide variety of environments. Such SoC architectures require advanced low power microprocessors, low power IO, compact bus fabrics that connect SIP blocks, and various types of embedded memories including low power, compact SRAM standards. We provide a comprehensive portfolio of SIPs and tools for the IoT market, including Standard Cell IP, library creation and characterization tools, ultra-low power SRAM compilers, connectivity IOs, microprocessor SIPs, AMBA SIP Cores and Subsystem.
5G/6G and Mobile Communications Markets
The semiconductor market for mobile phones is expected to continue its rapid transition, with the continuing development from predominantly 4G phones to 5G/6G phones. As the wireless market continues to migrate to 5G/6G, high-bandwidth, low latency networks are expected to emerge among a massive number of connected devices and sensors, accompanied by an equally sophisticated chip design process. We believe the shift to 5G/6G will increase demand within our industry due to the complex nature and design cycle of 5G/6G chips. The adoption of more advanced process technology nodes for 5G mobile devices means longer circuit simulation times due to substantial increases in unwanted electrical components (parasitics) in nanometer geometries. We believe our parasitic reduction and analysis tools are unique in the market, complementing existing tool flows. Our latest parasitic reduction and analysis tools allow our customers’ design teams to accelerate circuit simulation times substantially, as compared to our earlier offerings, and perform fast root cause analyses. The development of RF front-end modules, low-noise amplifiers, power amplifiers, and RF switches for millimeter wave and 5G applications can result in many silicon iterations, due to poor correlation between simulation and silicon measurements caused by substrate effects. We provide solutions for RF circuit designers to extract substrate parasitics, enabling designers to model these effects accurately and easily with minimal impact on simulation times. These solutions are complemented by our circuit simulation tool for RF, Physical Verification tools and our full analog/custom flow for analog block creation.
High Performance Computing Market
Today, HPC applications involve customized architectures, which in turn, may require specialized circuit and memory elements to implement. Quantum and photonics computing further apply new technologies to address application specific challenges. All these require complex modeling simulations. Our foundational SIPs, memory compilers and library creation EDA tools have been adopted by our customers in HPC applications, which we believe allow our customers to gain a performance edge by using specialized circuits. We also provide modeling services and circuit libraries for cryogenic temperatures used in quantum computing and our TCAD software is being used to design photonics devices.
We believe there will be significant demand for our solutions that meet the performance, power and latency requirements while reducing overall costs. We believe DTCO utilizing both TCAD and EDA to address the complexity of design in the HPC market is now used by many leading-edge ICs, and we offer a complete suite of DTCO flow optimization solutions to address such needs.

Our Solutions and Products
In addition to providing TCAD software, EDA software and SIP, we provide general engineering and research support to serve our target markets. Within our TCAD, EDA and SIP product lines, we offer a multitude of products and offerings to efficiently develop new semiconductor processes and devices. By employing our visualization and simulation tools, users are able to “see” inside the device during the production and design phases. Our focus is on the development of flexible software solutions that enable users to analyze electronics and optics designs directly on their desktops, laptops, and servers, providing a common platform for fast, efficient, and cost-conscious product development. This is done from design concept to final stages of verification and validation of design with hand off support to manufacturing. As such, we are part of the value chain, the process of enhancing the value of the products moving along the supply chain, particularly in the early stages of R&D and design of semiconductors. Our business model includes:
■Enabling companies to accelerate IC and photonics designs to efficiently optimize devices. Companies use TCAD solutions to model the fabrication process and devices used in semiconductors including low-geometry complementary metal-oxide semiconductors (“CMOS”), memory and photonics, thus potentially accelerating the time to develop technology and ramping to yield, reducing the need to run wafers, and optimizing devices, all of which can contribute to lower development costs. We develop our EDA design and simulation solutions and SIP to be tailored to specific technologies and market segments, to enhance design flows that optimize Power, Performance and Area-Cost (“PPA”). For example, our Victory process and Victory device along with simulation, machine learning and AI is capable of DTCO flow that can optimize manufacturing of memory devices, low-geometry CMOS, power devices and photonics devices such as image sensors, quantum dots, micro-LEDs and displays.
■Enabling growth industries like AI, automotive, and high-performance computing. Our solutions enable our customers’ memory devices, power devices and display technologies to play a crucial role in high performance advanced settings in exciting and growing industries. Our customers’ memory devices help computers and servers store and access data quickly, which is crucial for AI and other advanced applications. Our customers’ power devices are used in designing power systems for things like computers, cars, and servers, enabling them to run smoothly and efficiently. Our display technologies make it easier to interact with technologies like AI, VR, and augmented reality, improving user experiences.
■Early mover advantage in vertical markets. For decades we have focused on vertical markets, such as display and power, and have developed industrial and academic partnerships that enable our agile and fast development of solutions aligned with market needs, such as our TCAD and EDA software solutions tailored for use in the display and power markets. The lessons learned in these markets, and the significant costs in developing our software solutions, have not only prepared us for tailoring solutions for new vertical markets including the photonics and memory markets, but have created a significant barrier for new market entrants looking to compete with our products.
■Leading point tools complement existing chip design flows. Point tools offer the capability of optimizing very specific aspects in a design. These capabilities are often included as features in other design tools; by offering them as stand-alone capabilities to be integrated in any design flow, we believe we can extract more value from these capabilities. They include Jivaro (parasitic reduction, often included in circuit simulation), Viso (parasitics analysis, often included in extraction), and Varman (statistical variation analysis, used in advanced technologies for cell and memory characterization).
■Production-ready, also known as silicon-proven, SIP for SoC design. A key factor in reducing our customers’ design complexity is our ability to provide production-ready SIP to our customers. We provide production-ready SIP to our customers, including standard cells, memory and I/O SIP that is developed in-house. In addition, we provide SIP and design management tools that enable SIP validation at SoC level, potentially streamlining design workflows.
■Development and support of our customers’ specific needs. Our size and focus on specific market segments allow us to develop highly agile solutions and to work with our customers with a goal of developing solutions that meet their specific needs. Our field support engineers interact strongly with our development team to facilitate competent, timely support. Through our collaboration with our academic partners such as Purdue University and Christian Doppler Labs at the Vienna University of Technology, our TCAD and EDA tools are made ready for the next generation of processes, materials and systems.
■Interoperable product Portfolio among TCAD, EDA and SIP. Our tools have compatible databases across all of our products for seamless scaling of customer designs. Our product interoperability allows our customers to extend select competitors’ tools to aid our customers in choosing their preferred tools for any given design step. For example, our customers can use our simulation tools and parasitic reduction tools through the graphical user interface or menu pull downs built into our competitors’ tools.

■Cost-effective end-to-end solutions. We offer complete solutions for device characterization, compact model development and circuit simulation; analog custom design, including schematics, layout, extraction and design rule check (“DRC”) and process and device TCAD. We believe that our software solution pricing is competitive, which is derived from factors such as costs associated with research and development, inflation, licenses mix, number of licenses per product, and number of years per TBL, as well as required license maintenance and services. Furthermore, our solutions are largely self-sufficient in that no third-party tools are necessary to address the end-to-end tasks preformed. Our atoms to systems and interoperable solutions enable customers to start their designs from concept and take them to manufacture ready and verified complete design. For example, customers can simulate a new device technology at the atomic level (e.g., nanowire and nanosheet) using our Victory Atomistic TCAD, which generates accurate models that are handed off to our device simulators such as SmartSpice, while larger circuits generate block level SIP with our analog custom suite of tools (Gateway, Expert, SmartSpice, Smart LV/DRC, Hipex, Jivaro and Varman) verified at the SoC level for manufacturing.
Many of our solutions can be used in tandem with our competitors’ tools, and power devices and display providers use our design software to address certain design challenges. We believe that our positions in the TCAD and power devices and displays markets are strengthened by our EDA product line capabilities. For example, our display simulation models and features help us differentiate when we combine EDA with TCAD. We have invested in advanced semiconductor and photonics TCAD solutions, including investments in atomistic simulations, process etch, process deposition and design of experiments that are AI driven to serve these markets. We have also partnered with key research universities, including Purdue University, the University of Vienna and Stanford University, who have focused TCAD related studies, which we believe gives us a competitive advantage relative to peer companies. Lastly, we believe that we differentiate our products from our competitors’ products by providing solutions that address specific customer needs and requirements in the TCAD and displays and power devices markets.
We believe that our agility and synergies among product lines play a crucial role in competing in EDA. For example, our circuit simulator offers capabilities for the display market, such as a differentiated model for Thin Film Transistors (a device extensively used in displays), and hysteresis and stress simulation features. Customers using our TCAD products can adopt our EDA products and TCAD simulation, device modeling (UTMOST product and services) and circuit simulation (SmartSpice) form a natural combination. We have also developed software that certain of our customers have labelled as having best-in-class point tools capabilities. To our knowledge, standalone RC reduction (Jivaro) is not offered by competitors and is included in products like circuit simulation. Also, in the highly competitive analog custom design market, particularly for more mature technologies, we believe that our willingness and capability of developing process design kits, or PDKs, for specific technologies has the potential to give us a natural advantage.
Our SIP solutions are qualified and silicon-proven at certain foundries, which we believe enables our customers using such foundries to lower their cost of development and reduce their time to market compared to SIP solutions that are not silicon-proven at such foundries.
To our knowledge, we are one of only two EDA/TCAD companies in the world that provide SIP to their customers. Unlike the non-EDA SIP companies, as an EDA company, we have open access to our own Analog Custom Design flow EDA software that we use for designing SIP for our customers, hence not incurring the EDA tool costs that non-EDA SIP providers incur. Further, we have developed SIP tools that not only automate generation and characterization of some of our SIPs, but also have SIP management tools as our product that we utilize to manage our SIP and customer SIPs.
TCAD Solutions and Products
Our TCAD software solutions are designed to help reduce the time and manufacturing cycles spent to develop semiconductor technologies and help reduce the costs during development cycles. TCAD is part of a DTCO flow that is intended to improve designs across multiple domains (Layout, Process, Device, SPICE and RC extraction). A full TCAD to SPICE flow, in an integrated DTCO environment, helps deliver clear actionable results for circuit design optimization. Typical applications include:
•physical etch and deposition process simulation;
•calibration of doping profiles and MOS/bipolar transistors;
•modeled effects (including self-heating and thermal gradients for power device and TFT);
•photonics simulation for solar cell, CCD, CIS, TFT, LCD and OLED using ray tracing/FDTD/TMM;
•single event effect and total dose simulation; and
•stress simulation.

We also offer TCAD modeling services that provide a solution for customers who have unique semiconductor device modeling requirements, but do not have the time or resources to operate TCAD software in-house. Using TCAD modeling services provides access to our expertise in semiconductor physics and TCAD software operation to help provide a complete, fast and accurate solution. TCAD modeling services deliverables include graphical output (plots of structures and behaviors), structures (TCAD device files and meshes) and device characteristics (electrical, thermal and/or photonics). The graphical results can be delivered through results files and one license of our viewer/plotter tool or final result plots printed by us.
The graphic below shows the three classes of TCAD products we provide, namely Process, Device and Modeling. Utilizing all three classes of TCAD products enables our design co-optimization solutions for design and fabrication.

Solutions and Products
Process
Device
Model
Process Simulation
Solid Modeling
Victory Process
Simulates semiconductor manufacturing process
Victory Mesh
Optimizes results of process simulation for use in device simulation
Device Simulation
Victory Device
Simulates electrical, thermal, optical behavior of semiconductor devices
Victory Atomistic
Simulates nano structures using quantum physics
Modeling
Utmost IV
SPICE circuit simulation model generation
Hipex and Victory RCx
Parasitics extraction models physical design effects
SmartSpice
Simulates electrical behavior of design
Design Technology Co-Optimization (DTCO)
Co-optimization between Fab and Design

EDA Software and Modeling Services
Our EDA software solutions cover multiple areas of analog/mixed-signal/RF circuit simulation, custom IC CAD and interconnect modeling, including support for CMOS, bipolar, diode, JFET, SOI, TFT, HEMT, IGBT, resistor and capacitor models. We also provide complete SPICE modeling services for the semiconductor industry, ideally suited to either complement in-house SPICE modeling capabilities when time is critical, or to provide complete SPICE modeling services for occasional needs.
The graphic below shows our EDA products in the “design capture and layout” and design “simulation and analysis” classes. We have the ability to address specific customer needs by combining any of the products described below.

Solutions and Products

Design Capture and Layout

Gateway
Schematic editor captures electrical design intent

Expert
Layout editor implements physical design intent

SmartDRC/LVS
Physical verification verifies design compliance to rules

Hipex
Parasitics extraction models layout induced electrical effects

Simulation and Analysis

SmartSpice
Simulates electrical behavior of design from schematic

SmartView
Visualization of Simulation Results

Jivaro
Parasitic Reduction for Faster Simulation

Viso, Belledone
Parasitic Analysis

VarMan
Statistical variation and yield analysis

Utmost IV
SPICE Circuit Simulation Model Generation

SIP and EDA Software and Design Services
We provide software that optimizes and re-targets standard cell libraries. Automated tools improve productivity by automating standard cell library designs that would otherwise need to be done manually, sometimes by tens of designers. In addition, we provide automated standard cell library characterization tools that replace manual and labor-intensive characterization of standard cells.
The graphic below shows our SIP EDA software and solutions that are designed to enable foundries, design houses and allow integration and utilization of our library characterization tools with SmartSpice or third-party SPICE simulators.

Solutions and Products
Standard Cell Library Optimization
Library Characterization
Library Analysis
Cello
Optimization of cells for performance, power, area and re-target to different foundry nodes
Viola
Standard cell library characterization generates models for simulation and layout
.lib
Foundry Rules
Circuit Simulation
SmartSpice or Third-Party SPICE
Liberty Analyzer
Trends, Outliers, Plots, Reports

We have more than 20 years of experience in developing foundational SIPs in process technology nodes from .35nm down to 16nm and have delivered more than 50 standard cell libraries and 96 memory compilers. Our full-featured standard cell libraries have demonstrated maximal density and routing performance. The cell schematic used on more complex cells also provides options for high performance or high-density design optimizations. As a standard feature, all industry standard views (CDL netlist, LEF, GDSII, Liberty, PEX Spice netlist, Verilog, VITAL, EDIF and others) are provided from a consistent database.
Our standard cell library development and characterization services, either as a fully independent third-party SIP vendor for foundries or as a partner in the development of specialty libraries, are provided for fabless companies. The most common services provided are:
•Complete standard cell library development;

•IP migration to new process;
•Embedded memory compilers such as SRAM, Read Only Memories, or ROM, and Register files both as services and standard products. Our embedded memories span many process technology nodes optimized for speed, power and area;
•Library characterization services; and
•General purpose and custom I/Os as part of our SIP service to our customers.
SIP Management Tools and SIP
SIP and SoC Management Software. Our SIP and SoC Management Software (IP Vault) helps teams of designers to manage (release, revision control and contracts) and collaborate amongst the internal team, the SIP providers, and customers. IP Vault also provides the ability for the team to authenticate SIP blocks from various providers and also authenticate and fingerprint the chip that utilizes these SIP blocks to verify that the correct SIP is being used in an SoC.
Silicon-Proven Soft IP Blocks. Our Silicon-Proven Soft IP Blocks are embedded in SoCs and ICs in our targeted markets of automotive, IoT, wireless and HPC. These SIP blocks are developed internally by our engineers, or in collaboration with our semiconductor foundry partners.
The graphic below shows the SIP management software encompassing all of the SIP designs used in an SoC.

Growth Strategy
As the demands of semiconductor technology continue to grow and increase in complexity, we intend to take the following actions to deliver value to our customers with our TCAD, EDA and SIP solutions, further our long-term growth and increase our market share:
■Focus on large, growing markets where we have cemented ourselves as a reliable solutions provider. We seek to continue and expand our presence in the growing display, automotive semiconductor, memory device and IoT markets. We believe our current position will allow us to expand our top line in concert with the growth of our existing customers in these markets.
■By increasing our Research and Development expenditures, we plan to expand our presence in established market segments. We plan to expand our addressable market in established market segments, which include low-geometry CMOS technology, new specialized SIP, fabrication technology process co-optimization, and photonics. Historically we have not participated materially in these markets. We have established beta and strategic customers and generated revenue in 2024 and 2023 from the beta customers in our target markets to further our expansion in these market segments. Many of our strategic customers engage in advanced research and development projects with us, with a goal of further developing their product simulation capabilities. We believe that their participation in verification and validation of our newly developed products has the potential to enhance our product quality and market testing.

■Continue to seek strategic acquisitions to accelerate growth and expand our market footprint. We have a history of acquisitions that have enabled our research and development endeavors and target to realize revenue from new product introductions from such acquisitions beginning in the second-year post-acquisition. Since 2015, we have acquired ten companies that have enhanced and expanded our product portfolio. For example, we acquired PolytEDA in 2021, which expanded our capabilities for rapid physical verification of IC designs prior to mask creation and manufacturing and cloud enablement of EDA tools. We also acquired Dolphin Design SAS’s (“Dolphin”) memory compiler team and select SIPs in 2020. This acquisition added memory and memory compiler capabilities to our SIP. Certain of our customers who require embedded memories in their IC and SoC designs are taking advantage of our low power and small area embedded memory. Historically, we have focused on acquisitions that provide us with technology (e.g., Purdue Atomics simulation tools, commercialized under our Victory Atomistic tools), technical talent, and revenue in new markets. Examples of such acquisitions are EdXact in France and Invarian in the United States, which provided us with additional talent pools as well as tools, such as Jivaro and Invar, that we successfully introduced to market. We intend to continue to target acquisitions that allow us to expand our solutions portfolio to better service our customers’ needs.
■Leverage our technology in TCAD, EDA, SIP and SIP management software. We plan to continue to invest in the technology that differentiates us and where we can establish or expand our leadership position, such as TCAD for power devices, display and photonics, simulation of large panels with complex device models, parasitic analysis and reduction, SIP management and fingerprinting, device characterization tools and services, and development of additional SIP.
■Optimize our competitive advantage by addressing unique customer needs. We pride ourselves on research and development agility, allowing us to design capabilities specific to customers’ requirements and, where appropriate, integrate those capabilities into our software solutions. We also offer cost-effective complete solutions due to the synergies across our product portfolio.
■Focus on a portfolio approach to the licensing and sale of our software platform. We seek to differentiate ourselves through the breadth of our software and SIP offerings, addressing the full design cycle needs of our customers across applications and industries. In 2022, we began engaging with beta customers, and in 2023 we generated revenue from such customers on our newly planned software platforms.
■Expand our customer base through increased investment in sales and marketing. We believe our serviceable market is under penetrated and that we can expand our customer base by increasing our marketing and sales resources, particularly in growing segments such as automotive and IoT. Our strategic accounts, which we define as customers that achieved bookings in excess of an aggregate of $1.0 million over the three-year period ended December 31, 2024, contributed $40.3 million of our total bookings in 2024, and the bookings received from strategic accounts grew at a 37% CAGR over the past two years. In addition, we gained 13 new customers in the power end-market and eight new customers in the memory end-market in 2024.
■Establish, maintain and expand relationships with key technology providers and academic partners. We have relationships with SIP providers, foundries, design service companies, EDA companies, our commercial customers and academia. These relationships range from seminal technology work with universities to distribution and maintenance of SIP. For example, our master license agreement with the Purdue Research Foundation, or Purdue, allows us to commercialize, make, sell, use, distribute, modify and create derivative works of certain atomistic simulation technologies developed under our strategic alliance agreement with Purdue. We plan to continue to expand our ecosystem to maximize our reach, integrate into established flows and offer world-class solutions.
Customers
We provide end-to-end solutions such as software, design IP, and world-class support to a global and diverse customer base of engineers and researchers in both semiconductor companies and academia. We aim to support our customers’ use of our products to solve semiconductor design challenges spanning the levels of atoms, devices, and systems. Through decades of collaboration with academia, we have created an end-to-end solution for display visualization and simulated stress-testing coupled with an integrated support system and SIP services. With our combined platform, we believe we can attract new customers, retain existing ones, and create upsell opportunities. As of December 31, 2024, we had over 800 customers that relied on our solutions worldwide, of which over 200 are academic institutions.
As of December 31, 2024, our revenue was geographically distributed as follows: 53% from customers in Asia, 38% from customers in North America, and 9% from customers in Europe.
Sales and Marketing
We work closely with our customers throughout the semiconductor lifecycle with our solutions, and support offerings to meet their specific and complex needs. We utilize account managers to engage with our customers early in their design-in cycles and collaborate with them throughout the design journey. We rely primarily on direct sales channels across the world and augment our sales efforts with distributors in growth or emerging markets, such as Israel, India and Southeast Asia. To handle the complexities of the industry, we use account managers with specialized knowledge who cover and can speak to all company products. In addition, we rely upon field application engineers for product specialization and sales operations to handle universities and smaller opportunities.

Although the specific terms of our contracts vary from customer to customer, the license agreements are commonly one or three-year commitments. Sales cycles vary depending upon the product and offerings along with the specific needs and complexities of the individual customer. TCAD and EDA opportunities generally have a sales cycle of six to nine months whereas SIP opportunities generally range from three to eight months. Renewal engagement generally starts six to 12 months prior to license expiration.
Our sales and marketing teams have international coverage segmented into three distinct regions: the Americas (USA and Brazil), EMEA and APAC (Japan, China, Korea, Taiwan and Singapore). As of December 31, 2024, our sales and marketing team included 30 regional sales representatives positioned across these geographies. As of December 31, 2024, our sales and marketing management team had an average of over 25 years of sales experience.
Research and Development
We believe that our future growth and acquisition of new customers depends on our ability to introduce enhancements to our existing products and to develop new products for both existing and new markets. As a result, a material portion of our operating expenses have been allocated towards this effort. Our research and development efforts are focused primarily on TCAD, analog and custom design, circuit simulation, and SIP.
We have assembled a core team of experienced engineers and systems designers who conduct research and development activities in the United States, EMEA, and Brazil. As of December 31, 2024, we had 145 engineers worldwide, representing approximately 51% of our total employee base, and approximately 79% of our engineers hold advanced degrees in science or engineering.
We are currently expanding our research and development efforts, with key updates to our product lines, including Victory Process and Device (TCAD), SmartSpice (circuit simulation), UTMOST (modeling), Viso (parasitics analysis), Jivaro (parasitics reduction), Varman (variation analysis) and analog custom design, including Schematics, Layout, Smart DRC, Smart LVS and Extraction. To support our growth, we intend to continue our investments in research and development.
Intellectual Property
Our patents and other legal intellectual property protections are created when we believe we have developed proprietary and unique technologies that may impact our customers’ businesses and help differentiate our products. We utilize patents to provide protection for our developed products, helping maintain product differentiation. Currently, our patent portfolio is focused on SIP (fingerprinting and DNA-analysis), circuit and standard cell design, generation and optimization, cell libraries with a large number of cells, memory cells and arrays, physical verification, simulation of light emitting diodes, (“LED”), and other related spaces. Our accomplishments of developing our technology and products, and our ability to compete worldwide, is made possible by our commitment to develop and maintain leadership of our products and to stay current with filings to protect our intellectual property.
We rely on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, other contractual protections, and distribution of software licenses only to protect our technologies and proprietary know-how. As of December 31, 2024, we had 19 issued U.S. patents expiring generally between 2028 and 2039, 3 pending U.S. patent applications, 4 issued foreign patents (including 2 French patents, 1 Taiwanese patent, and 1 Japanese patent) expiring generally between 2032 and 2041, 5 pending foreign patents (including 2 pending Taiwanese applications, 2 pending European patent applications, and 1 pending Japanese patent application) and 3 pending International Patent Cooperation Treaty patent applications. Our issued patents and pending patent applications generally relate to SIP characterization, standard cells, memory, physical verification and LED simulation. As of December 31, 2024, we have obtained registered U.S. federal trademarks for SILVACO and VIRTUAL WAFER FAB, and have pending applications for FTCO and PCAIO.
Competition
Within the TCAD software segment, we compete against several other vendors, including Synopsys, Inc., Ansys, Inc., and Coventor, Inc., a Lam Research Company. We compete in the industry based on the market segments we serve, technology leadership, product efficiency, ease of integration, ease of use, payment structures, customer support, and time to market. Several factors drive TCAD customers’ buying decisions, and we compete across all customer needs in order to capture a portion of our customers’ budgets. We believe that the market for TCAD software is highly consolidated, with various inorganic growth strategies, such as mergers and acquisitions, partnerships, and collaboration driving this consolidation.
The EDA industry is highly competitive. We compete against other EDA vendors and against our customers’ own design tools and internal abilities. We compete in the industry primarily on principles of technology leadership, product quality and efficiency, ease of integration, license terms, payment structures, and customer support. Major players in the EDA sector include Synopsys, Cadence and Siemens EDA. The industry also features numerous smaller providers of EDA software and services that often focus on specific market niches and phases within the design process.

In SIP, we compete with solutions developed internally by our SoC customers, other third-party providers, and other smaller providers. The largest market segments of SIP such as processors and I/O require large development budgets and are dominated by large players such as Arm Limited and Synopsys. In other segments SIP deployment competes mainly against internally developed solutions, and competitors often consist of smaller companies that provide targeted, specific product solutions rather than comprehensive solutions. In the SIP segment, we compete based on PPA, idle power consumption, data movement performance such as frequency, latency, bandwidth, and time to market. Major players in this industry include Arm Limited, Synopsys, Cadence, and CEVA, Inc.
Government Regulation
We face increasingly stringent and evolving regulatory challenges. For example, we are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws in the United States and other countries in which we conduct activities, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and the United Kingdom Bribery Act 2010, which generally prohibit companies and their employees, agents, intermediaries and other third parties from directly or indirectly promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. Noncompliance with these regulations could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. We are also subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws. For example, certain of our software solutions are subject to U.S. export controls and sanctions, including the Export Administration Regulations, U.S. Customs regulations, and the economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which may limit our ability to export our software solutions and technology or may require export authorizations and conditions prior to export. We regularly engage with outside experts and review our internal compliance related to such U.S. export controls laws, regulations and sanctions programs and have filed certain voluntary disclosures related to potential violations of such U.S. export control laws and regulations and sanctions programs. Such voluntary disclosures remain pending and if an enforcement action is brought against us in relation to such potential violations, such actions could result in the imposition of significant penalties against us. Furthermore, because we may process personal data in the ordinary course of our business we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security, including, without limitation, the EU GDPR and the UK GDPR, the CCPA and other U.S. state laws. These privacy and security laws may increase our compliance obligations and exposure for any noncompliance. See the section titled “Risk Factors—Risks Related to Legal, Regulatory, Accounting and Tax Matters” for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.
Employees and Human Capital Resources
As of December 31, 2024, we had 279 employees worldwide, including 104 full-time equivalent employees located in the United States, consisting of 47 in research and development, 25 in sales and marketing, and 32 in general and administrative. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.
Additional Information
Our website address is www.silvaco.com. Our website and the contents therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors
IA description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe to be material. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
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

•We have experienced a material weakness in our internal control over financial reporting in the past. If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to report our financial condition or results of operations accurately or on a timely basis, prevent fraud or file our periodic reports in a timely manner and may incur additional costs to remediate, all of which may adversely affect investor confidence in us and our reported financial information and, as a result, the value of our common stock.
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
We compete against larger companies including Synopsys, Inc., Ansys, Inc., Coventor, Inc., a Lam Research company, Cadence Design Systems, Inc., Siemens EDA, Arm Limited, and CEVA, Inc. Such companies have greater name recognition than us and possess substantial financial, technical, research and development and engineering resources that can be deployed so they can develop competing TCAD, EDA and SIP solutions. Varying combinations of these resources provide advantages to these competitors that enable them to influence industry trends and the pace at which industries adapt to these trends. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in customer preferences to competitors’ products, could result in increased pressure to lower our prices more rapidly than anticipated, increased selling and marketing expense, and/or market share loss. The consolidation of our competitors or collaboration among our competitors to deliver more comprehensive offerings than they could prior to consolidation may also impact our ability to compete effectively. In addition, new market entrants with novel technology could change the competitive landscape, potentially resulting in reduced market share, additional pressure to lower prices, or further increases in selling and marketing expense. To the extent our revenue is negatively impacted by competitive pressures and reduced pricing, our business could be harmed.
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
The majority of our software license revenue is treated as point in time revenue at the start of the license period, so past revenue may not be indicative of the amount of revenue in any future period. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or continuing or expanding our relationships with existing customers. However, revenue recognized from licensing arrangements can vary significantly from period to period, depending largely on bookings recorded during a quarter as well as the timing of the receipt of purchase orders, and is difficult to predict. Revenue that we anticipate will be recognized in a given quarter may end up being recognized in subsequent quarters as a result of the timing of the booking, the specifics of the licensing arrangements or other factors. For example, in the third quarter of 2024, we expected to receive a significant purchase order of approximately $5.0 million but the purchase order was not received until the first week of the fourth quarter. As a result, we did not recognize any revenues from that purchase order in the third quarter of 2024. In addition, as we expand our business into new markets, our licensing contracts may be smaller in volume but greater in value, which may result in further fluctuations in our software license revenue quarter to quarter. Our ability to succeed in our licensing efforts will depend on a variety of factors, including the market positioning, performance, quality, breadth and depth of our current and future IP and solutions as well as our sales and marketing success. Our failure to obtain future licensing customers would impede our future revenue growth and could materially harm our business.
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
Our results of operations have fluctuated significantly as a result of seasonality. For example, new year celebrations in certain countries in Asia, summer holidays in Europe and the United States, and winter holidays globally have, in the past, resulted in a slowdown in demand for our software solutions in affected locations. The impact of this cyclicality on our business is evident in lower bookings, including software license renewals and revenue in the second and third quarters of certain years as compared to first and fourth quarters of that year. The seasonality of our business is also affected by our customers’ research and development cycles. For example, our bookings generally increase when our customers’ increase their research and development spend on their next generation products, which we traditionally see occur in the first quarter and last quarter of each year in part due to our customers’ budgetary cycles. We may also be affected by additional seasonal trends in the future, particularly as our business continues to mature. Such seasonality may result from a number of factors, including a slowdown in our customers’ procurement process during certain times of the year, both domestically and internationally, and customers choosing to spend remaining budgets shortly before the end of their fiscal years. Seasonality has in the past caused, and may cause in the future, fluctuations in our results of operations and financial metrics, and make forecasting our future results of operations and financial metrics more difficult.
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
Terrorist attacks, war and other increased global hostilities, including the ongoing conflicts between Russia and Ukraine and Israel and its adversaries, Hamas, Hezbollah and Iran, pandemics, including the COVID-19 pandemic, and natural disasters have, at times, contributed to widespread uncertainty and speculation in the semiconductor markets. For example 53% and 60% of our revenue was derived from our customers in APAC for the years ended December 31, 2024 and 2023, respectively.
During the years ended December 31, 2024 and 2023, 18% and 23% of our revenue was derived from our customers in China, respectively. China has been recently experiencing an economic slowdown, which, if continued, could adversely impact our revenue derived from China-based operations in future periods. Further, geopolitical disruptions among the United States and China could result in the suspension or delay of purchases of our software solutions by our customers in China, which could inhibit our ability to secure similar levels of revenue in the future from such customers or otherwise. See “—We face risks associated with doing business in China.” Similar uncertainties and speculation may result in further economic contraction, resulting in the suspension or delay of purchases of our software solutions by our customers, which could harm our business, financial condition and results of operations.
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

We depend on growth in the semiconductor and photonics industries and in the end markets that use our products. Any slowdown in the growth of these industries and end markets could harm our business.
The growth of our TCAD, EDA and SIP markets are dependent on the semiconductor and photonics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of or SoC, ICs, electronic systems and customers’ concerns about managing costs, have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. For example, in response to this increasing complexity, some customers may choose to focus on one discrete phase of the design process or opt for less advanced, but less risky, manufacturing processes that may not require new or enhanced design solutions. Demand for our software solutions and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and photonics industries slows or stalls, including due to the impact of inflation or a sustained global supply chain disruption. Inflation has recently increased in the United States and globally as a result of global supply chain issues, increased government spending and monetary policy, a rise in energy prices, and strong consumer demand coming out of the COVID-19 pandemic. As we experienced, an inflationary environment can increase our cost of labor, energy and other operating costs and could also impact and reduce the number of customers who purchase our software solutions as credit becomes more expensive or unavailable.
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
A significant portion of our revenue comes from outside the United States. During the years ended December 31, 2024 and 2023, 63% and 70%, respectively of our revenue was from international customers. Risks inherent in our international business activities include imposition of government controls, export license requirements, restrictions on the export of critical technology, products and services, political and economic instability, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. Effective patent, copyright and trade secret protection may not be available in every foreign country in which we sell our software solutions and services. Our business, financial condition, results of operations and cash flows could be materially adversely affected by any of these risks.
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
■A pandemic, epidemic or other outbreak of an infectious disease, such as COVID-19, which may cause us or our distributors, vendors and/or customers to temporarily or completely suspend our or their respective operations in the affected city or country;

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
During the years ended December 31, 2024 and 2023, 18% and 23% of our revenue, respectively, was derived from our customers in China. Our operating expenses in China were $3.4 million and $3.2 million, respectively, for the years ended December 31, 2024 and 2023.

On June 3, 2021, President Biden issued Executive Order 14032 (Addressing the Threat from Securities Investments that Finance Certain Companies of the People’s Republic of China) targeting entities that are deemed part of the Chinese military-industrial complex. Additionally, on October 7, 2022, the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”), issued new export controls related to the Chinese semiconductor manufacturing, advanced computing and supercomputer industries. The new export controls impose broad end-use and other restrictions on facilities in China that develop or produce semiconductor chips or manufacturing equipment, which may impact our ability to license or support our software solutions to entities in or doing business with certain advanced AI or “supercomputer” design companies, foundries and manufacturers of assemblies and components in China. In addition, in October 2023 and December 2024, BIS tightened restrictions and compliance burdens on the transfer to China (including Macau) of certain advanced artificial intelligence chips, semiconductors and supercomputing items, software and technology subject to U.S. export controls, in addition to restricting sales to certain semiconductor fab facilities in China. Moreover, restrictions were implemented on U.S. persons’ activities in support of the transfer of certain items not subject to U.S. export controls. The extraordinary complexity of these rules, combined with the likelihood of further amendments from BIS, significantly increases our risk of non-compliance, which could result in fines and other penalties, and could change how these rules impact us. While we continue to adjust our policies and practices to ensure compliance with these regulations, and we will seek to mitigate their impact, there can be no assurances that current or future regulations and tariffs will not have a material adverse effect on our business. We maintain policies and procedures reasonably designed to ensure compliance with applicable trade control requirements, laws, and restrictions, including prohibiting the export, re-export or transfer of technology to companies on the Entity List maintained by BIS or other governmental restricted party lists, as well as prohibiting the sale of our products in certain countries. However, due to our global operations, we cannot ensure that our policies and procedures, including related safeguards, will effectively prevent violations, including the unauthorized diversion of products to countries or persons that are the target of U.S. sanctions; the export, re-export, or transfer of technology to companies on BIS’s Entity List or other governmental restricted party lists; failure to comply with rules related to import and export of products; appropriate import product classifications; or other trade accounting requirements, laws, and restrictions.
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
For example, as a result of the conflict between Israel and Hamas, Israel and other regional adversaries, including Hezbollah and Iran, have engaged in direct military hostilities. While we do not currently consider the conflict between Israel and its adversaries to have had a material impact on our business, the ongoing regional conflict could have a negative impact on the economy and business activity globally, and therefore could adversely affect our results of operations, financial condition and cash flow.
In addition, in response to Russia’s invasion of Ukraine, the United States and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business and financial organizations, and the United States and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen.
Our board of directors is responsible for overseeing the risks to our business, including risks related to the ongoing conflict between Israel and its adversaries and between Russia and Ukraine. Such risks include an increased risk of cybersecurity attacks, sanctions, risks related to our employees, service-providers and operations in the affected regions and supply chain disruptions that may affect our customers globally. During the years ended December 31, 2024 and 2023, we generated $0.4 million an $0.6 million in revenues from the Middle East, respectively, including Israel. During the year ended December 31, 2024 we had no employees in the Middle East, and during the year ended December 31, 2023 we had only one employee located in the Middle East. While none of our revenue is derived from Russia or Ukraine, we have employees based in both countries and had, prior to the beginning of the conflict, offices in both countries. In response to the ongoing conflict, we recently closed our office in Moscow, Russia, and our office in Kyiv, Ukraine, has been temporarily closed. Our board of directors has received periodic reports from management regarding the impact of the conflict on us and considered whether such events have had, or are reasonably likely to have, a material impact on us. Unless and until the conflict in Ukraine is stabilized, we do not intend to reopen office locations in either country.
As of December 31, 2024, we had 8 employees and 4 contractors in Ukraine, all of whom were working remotely. If our employees in Ukraine become subject to a military draft or are unable to work due to the ongoing conflict, the development of our next generation software could be delayed, which could negatively impact our business.
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
During the years ended December 31, 2024 and 2023, 63% and 70%, respectively, of our revenue was from international customers. We expect to continue to generate a significant amount of revenue through international sales in the future. Our international sales team sells our software solutions to new and existing customers, expands installations within the existing customer base, offers consulting services and provides the first line of technical support. The revenues and expenses associated with our international direct sales channels are subject to foreign currency exchange fluctuations, including the potential of a stronger American dollar which has the potential of impacting our ability to compete internationally, and, as a result, our future financial results may be impacted by fluctuations in exchange rates, including Korean Won, Chinese Yuan, and Japanese Yen.
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
Our ability to operate and expand our business depends on the availability of adequate capital, which in turn depends on cash flow generated by our business and future debt, equity or other applicable financing arrangements. We believe that our cash flow from operations and existing cash and cash equivalents and marketable securities balances will satisfy our anticipated cash requirements for at least the next 12 months. However, we have based this estimate on our current operating plans and expectations, which are subject to change, and cannot assure you that that our existing resources will be sufficient to meet our future liquidity needs. We may require additional capital to respond to business opportunities, challenges, acquisitions or other strategic transactions and/or unforeseen circumstances. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we are not a borrower or party to any financial instruments with SVB, Signature Bank or any other financial institution currently in receivership, if any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of December 31, 2024, $2.4 million, or 12%, of our cash and cash equivalents were maintained with one financial institution, where our current deposits are in excess of federally insured limits. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

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

We may not realize the anticipated benefits of our acquisitions or investments, our business could be disrupted because of acquisitions or investments and, depending on how we finance or fund such acquisitions or investments, we could use significant amounts of cash or incur substantial debt.
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
Market opportunity estimates and growth forecasts whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. The estimates and forecasts included in this report or other public statements we have or may make relating to the size and expected growth of our target market and market demand may also prove to be inaccurate. For example, the Electronic System Design Alliance’s EDA market data may be inaccurate or incomplete. Further, Grand View Research's estimations for the size of the 2022 and 2030 global EDA market and the growth thereof are based on assumptions, including as to the future growth of the integrated circuits and electronic manufacturing markets, and the continued advancement of technology in those industries that may prove to be inaccurate or incorrect. In addition, the estimated global EDA market may not materialize in the timeframe we expect, if ever, and even if the markets meet the estimates presented in this report, this should not be taken as indicative of our future growth or prospects. In order to be successful, we will need to continue to develop and advance our software solutions, secure new and renewed bookings, obtain sufficient capital to finance our business and otherwise successfully scale our business and operations. We face a number of challenges in achieving these objectives, including those described elsewhere in these risk factors. There can be no assurance that we will be able to achieve our objectives or successfully grow our business, capture meaningful market share or take advantage of market opportunities.

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
As a result, we and the third parties upon which we rely regularly face a variety of evolving risks and threats that could cause security incidents. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state supported actors.
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
As long as we are a controlled company, your ability to influence matters requiring stockholder approval will be limited, and the interests of our controlling stockholder may conflict with or differ from your interests as a stockholder
The Pesic Family (as defined below) own 20,173,590 shares of our common stock, collectively representing approximately 70.7% of our total outstanding common stock. For so long as the Pesic Family continue to collectively hold at least 50% of our outstanding common stock, they will be able to elect the members of our board of directors and could at any time replace our entire board of directors.
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
We lease several office facilities from entities controlled by Ms. Ngai-Pesic pursuant to which we recorded a rent expense of $0.5 million during each of the years ended December 31, 2024 and 2023. Because we are controlled by the Pesic Family, we may not have the leverage to negotiate extensions or amendments to our agreements on terms as favorable to us compared to those we would negotiate with an unaffiliated third party. See Note 8 to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
On July 23, 2024, a jury awarded the Nangate Parties $11.3 million in damages under breach of contract related claims, including breach of contract and breach of the covenant of good faith and fair dealing (the “Contract Damages”), and court and litigation related costs and certain expert expenses subject to the Nangate Parties establishing the legal right to them and to be determined by the court.

The jury also found the Company and the Co-Defendants liable for fraud claims, including false promise and intentional misrepresentation, and awarded the Nangate parties $6.6 million in compensatory damages. On August 16, 2024, the jury awarded $17.0 million in punitive damages to be paid by the Company and a total of $16.0 million to be paid by the Co-Defendants (together with the compensatory damages, the “Fraud Damages”). The punitive damages are incremental to the $6.6 million compensatory damages awarded. The Nangate Parties will have the option to choose either the Contract Damages or the Fraud Damages, but in no circumstances will the Nangate Parties receive both remedies. The Company and the Co-Defendants may appeal the judgement, which will require the Company to collateralize and post an appeal bond of up to $35.4 million on or before March 24, 2025.
The Company recorded a charge for the estimated litigation awarded and accrued expenses and other current liabilities of $11.3 million for the year ended December 31, 2024. See Note 14 of our consolidated financial statements in Part II, Item 8 on this Annual Report on Form 10-K for further discussion on the Nangate Litigation.
In August 2021, Aldini AG filed suit against Silvaco, Inc. in the United States District Court for the Northern District of California alleging various tort claims against Silvaco, Inc., Silvaco France, and certain of its board members. On August 23, 2022, Aldini AG filed a Second Amended Complaint against Silvaco, Inc., Silvaco France, and certain of its board members that included claims of trade secret theft, conspiracy, and intentional interference with a prospective economic advantage in relation to Silvaco’s acquisition of certain assets of Dolphin. Aldini AG seeks $703 million and punitive damages. On March 17, 2023, the Second Amended Complaint was dismissed on all counts. On December 19, 2024, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal of all claims brought against the Company by Aldini AG. See Note 14 of our consolidated financial statements in Part II, Item 8 on this Annual Report on Form 10-K for further discussion.
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
Risks Related to the IPO and Ownership of Our Common Stock
The price of our common stock could be volatile and you may not be able to resell your shares at or above the price at which you bought them, including the IPO price. Declines in the price of our common stock could subject us to litigation.
Our stock price may be volatile and may decline, resulting in a loss of some or all of your investment. The trading price and volume of our common stock have fluctuated and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
■variations in our operating results and other financial and operational metrics, including the key financial and operating metrics disclosed in this report, as well as how those results and metrics compare to analyst and investor expectations;
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
■litigation or other claims against us;
■the number of shares of our common stock that are available for public trading; and
■any other factors discussed in this Annual Report on Form 10-K.

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
Until the IPO, we never operated as a public company and will incur significant legal, accounting and other expenses that we did not incur as a private company. We also have incurred and expect to incur stock-based compensation expense, which we did not incur in any material amount as a private company. Our management team and other personnel will need to devote a substantial amount of time to, and we may not effectively or efficiently manage, our status as a public company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the rules and regulations of Nasdaq. To comply with the various requirements applicable to public companies, we have had to establish and maintain effective disclosure and financial controls and make changes to our corporate governance practices. If, notwithstanding our efforts to comply with these laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal or administrative proceedings against us and our business may be harmed. Further, failure to comply with these rules might make it more difficult for us to obtain some types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management. As such, we have, and intend to continue to, invest resources to comply with evolving laws, regulations and standards. These investments have, and are likely to continue to, result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities.
Our management and other personnel are also required to divert attention from other business matters to devote substantial time to the reporting and other requirements applicable to a public company. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If we are unable to recruit and retain additional finance personnel or if our finance and accounting team is unable for any reason to respond adequately to the increased demands that will result from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in late filings or the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our public reporting could cause our stock price to decline, result in litigation and could harm our business, financial condition and results of operations.
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
An active market in our common stock may not be sustainable or liquid enough for you to sell your shares, especially given the concentration of outstanding shares. If an active market for our common stock is not sustained, it may be difficult for you to sell shares you purchased in the IPO at the price you paid. An inactive trading market may also impair our ability to raise capital by selling shares of our common stock and enter into strategic partnerships or acquire other complementary products, technologies or businesses by using shares of our common stock as consideration. Furthermore, there can be no guarantee that we will continue to satisfy the continued listing standards of Nasdaq. If we fail to satisfy the continued listing standards, we could be delisted, which would negatively impact the value and liquidity of your investment.

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
Upon the closing of the IPO, we had approximately 28,529,318 shares of common stock outstanding, including 2,235,101 vested shares to be issued pursuant to the 2014 Stock Incentive Plan (the “2014 Plan”), and 294,217 shares issued to Micron in connection with the mandatory conversion of the senior subordinated convertible promissory note (the “Micron Note”). All of the shares of common stock sold in the IPO and issued to Micron are freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or the Securities Act.
Substantially all of the remaining shares of our common stock, including all shares held by our executive officers, directors and the holders of substantially all of our equity securities, were subject to lock-up agreements with the underwriters of the IPO, which have since expired. We have registered all shares of common stock that we may issue under equity compensation plans and therefore, those shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Because the restrictions on resale under the lock-up agreements have ended, the market price of our common stock could drop significantly if the holders of those shares sell them or are perceived by the market as intending to sell them.
Other than shares which are vested as of the end of the lock-up period, we do not anticipate satisfying the anticipated tax withholding and remittance obligations as a result of vesting of restricted stock units (“RSUs”) granted to our employees. In such case, applicable holders of RSUs will be able to sell shares underlying their RSUs into the open market to the extent needed to satisfy the anticipated tax withholding and remittance obligations, subject to the restrictions set forth in the lock-up agreements. The sales of shares underlying RSUs into the open market could cause the market price of our common stock to decline significantly. The market’s expectation that such sales could occur (even if they do not) could also cause the market price of our common stock to decline significantly. Any of the aforementioned declines in our stock price could occur even if our business is otherwise doing well and, as a result, you may lose all or a part of your investment.
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
Our management has considerable discretion in the application of the net proceeds from the IPO, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. The net proceeds to us may be used for corporate purposes that do not increase the value of our business, which could cause our stock price to decline. The failure by our management to apply the net proceeds from the IPO effectively could impair our growth prospects and result in financial losses that could harm our business and cause the price of our common stock to decline. We used a portion of the proceeds of the IPO to repay in full (i) the 2022 Credit Line payable to Ms. Ngai-Pesic and (ii) the loan facility with East West Bank (the “East West Bank Loan”). Until the net proceeds we received are fully used, they may be placed in investments that do not produce income or that lose value. Additionally, we have broad discretion in the use of the net proceeds from the IPO when determining whether to satisfy the anticipated tax withholding and remittance obligations related to vesting of RSUs granted to our employees on their behalf after settling the awards or whether to elect to allow RSU holders to sell into the open market shares underlying RSUs to the extent needed to satisfy tax obligations associated with these vested RSUs.

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

General Risk Factors and Risks Related to Being a Public Company
We have experienced a material weakness in our internal control over financial reporting in the past. If we experience material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to report our financial condition or results of operations accurately or on a timely basis, prevent fraud or file our periodic reports in a timely manner and may incur additional costs to remediate, all of which may adversely affect investor confidence in us and our reported financial information and, as a result, impact the value of our common stock.
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
We have in the past identified material weaknesses in our internal control over financial reporting (“ICFR”). We may discover additional material weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our ICFR will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
Any failure to maintain internal control over financial reporting or to identify any material weaknesses could severely inhibit our ability to timely and accurately report our financial condition, results of operations or cash flow. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to implement or maintain other effective control systems required of public companies, could also adversely affect our future access to the capital markets.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Our SVP, Global Operations is responsible for monitoring the prevention, mitigation, detection, and remediation of cybersecurity incidents and reports the same to the Audit Committee of the Board each quarter. The Audit Committee has been delegated the responsibility for fulfilling the Board’s oversight responsibilities regarding cybersecurity risk.
Our cybersecurity risk management program is part of our overall approach to enterprise risk management. Our cybersecurity risk management program seeks to protect our information systems by managing and reducing material risks from cybersecurity threats and by responding to and mitigating cybersecurity incidents. We have designed our cybersecurity risk management program using certain industry practices and frameworks as a guide, including those established by the International Organization for Standardization and the National Institute of Standards and Technology, although we may not meet all technical standards, specifications, or requirements. We employ a cross-functional approach to preserving the confidentiality, security and availability of the employee, customer, supplier, and partner information that we collect and store.
We have implemented cybersecurity processes, measures and controls to assist management in our assessment, identification and management of risks from cybersecurity threats. Our security information and event management system and team, in coordination with our edge security, monitor the events, analyze threats, and coordinate with our incident response team pursuant to our incident response plan, which includes the process to be followed for reporting of incidents. Our cybersecurity risk management involves identifying information assets and potential threats, assessing and prioritizing risks, employing various tools and techniques, including vulnerability scanning and penetration testing. Based on the risk assessment, appropriate security measures are implemented. We conduct annual and ongoing security awareness and behavioral change training for employees to educate them on cybersecurity best practices and train them to recognize phishing attempts. We also assess and manage cybersecurity risks associated with third-party service providers, including those in our supply chain or vendors who have access to our data or systems. Our cybersecurity process is iterative, with regular reviews and updates to help improve and respond to a dynamic and continuously evolving threat landscape.
In the last three fiscal years, we have not experienced a cybersecurity incident which has been determined to be material, and the expenses we have incurred from cybersecurity incidents and threats were immaterial, including penalties and settlements, of which there were none.
Item 2. Properties

Our principal executive offices are located in a leased facility in Santa Clara, California, consisting of approximately 11,118 square feet of office space under a lease that expires in March 2025. This facility accommodates our principal engineering, sales, marketing, operations, finance, and administrative activities. We also lease offices in China, France, Japan, Korea, Singapore, Taiwan, the United Kingdom and Georgia, U.S.A. We believe that our facilities are generally sufficient to meet our current needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
We are party to various litigation matters and claims arising from time-to-time in the ordinary course of business. For more information regarding our current legal proceedings, see Note 14 of our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and “Risk Factors—Risks Related to Legal, Regulatory, Accounting and Tax Matters—Pending or future investigations or litigation could have a material adverse effect on our results of operations and our stock price.”
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information on Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol "SVCO". As of February 28, 2025, there was 1 holder of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these holders of record.
Dividends
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund business development and growth, and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant.
Use of Proceeds
On May 13, 2024, the Company completed its IPO in which an aggregate of 6,000,000 shares of Common Stock at a price to the public of $19.00 per share pursuant to a Registration Statement on Form S-1 that was declared effective on May 8, 2024 (File No. 333-278666). Jefferies LLC and TD Securities (USA) LLC acted as joint book-running managers for the IPO, Needham & Company, LLC as lead manager, and Craig-Hallum Capital Group LLC and Rosenblatt Securities Inc. acted as co-managers for the IPO. The gross proceeds to the Company from the IPO were $114.0 million, with $106.0 million funded to the Company after deducting underwriting discounts and commissions.
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
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of financial condition and results of operations together with our audited consolidated financial statements and the related notes included in Part II, Item 8 of this Annual Report on Form 10-K. This discussion and other parts of this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Our go-to-market strategy centers on selling software solutions and associated maintenance and services. Our software solutions accounted for 74% and 73% of our revenue for the years ended December 31, 2024 and 2023, respectively, and associated maintenance and services accounted for 26% and 27% of our revenue for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, approximately 90% and 81% of our bookings came from existing customers and 10% and 19% came from new customers, respectively. See “—Key Operating Indicators and Non-GAAP Financial Measures—Bookings” for a description of how we define bookings.
Similar to trends observed across the semiconductor industry, we saw a decline in orders from Asia during the year ended December 31, 2024 primarily driven by economic challenges and the ongoing strain in U.S.-China trade relations. Despite these challenges, fiscal year 2024 includes record results for bookings and revenue, driven by sustained demand for our digital twin modeling platform and growth in key semiconductor markets. During the year ended December 31, 2024, our bookings were $65.8 million as compared to $58.1 million for the year ended December 31, 2023. Our revenue was $59.7 million for the year ended December 31, 2024 as compared to $54.2 million for the year ended December 31, 2023.
Key Factors Affecting our Results of Operations and Future Performance
We believe that the growth of our business and our future success are dependent upon many factors including those described below. While each of these factors presents significant opportunities for us, these factors also pose challenges that we must successfully address to sustain the growth of our business and enhance our results of operations. The growth of our business and our future success are also subject to uncertainties and risks as described in Part I, Item 1A., Risk Factors of this Annual Report on Form 10-K.
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
Our Ability to Expand Our Product Offerings
To meet the increasing complexity of semiconductor designs, the introduction of new advanced materials, and the increased costs associated with more advanced semiconductor technology nodes, we will need to continually enhance our product offerings through our own in-house research and development efforts, acquisitions, or strategic partnerships with third parties. The in-house development of new product offerings or enhancements to our existing product offerings requires significant research and development activities and time and may or may not result in offerings we can successfully market and sell to customers. For example, we have developed an artificial intelligence (“AI”), -based solution named fab technology co-optimization or FTCOTM for wafer level fabrication facilities. FTCO utilizes manufacturing data to perform statistical and physics-based machine learning software simulations to create a computer model of a wafer, which we call the “digital twin” of the wafer, in order to simulate the fabrication of wafers. We may also seek to acquire companies or assets for products or solutions which we believe are complementary to our existing products or solutions. Additionally, we currently, and have in the past, and may in the future, partner with third parties to expand our product offerings to our customers. If in the future, we enter into additional licensing agreements with other third parties and are unable to extend the term of those licensing arrangements, we will experience an associated decline in revenue relating to those products.

Our Ability to Expand into New Markets and Applications and Expansion of our Existing Markets
We believe that trends in the global EDA software market, including growth in the integrated circuits and electronics manufacturing markets, growing complexity of semiconductor and photonics designs, and increasing challenges associated with advanced materials and shrinking process technology nodes across the EDA market, will increase the demand for our software solutions over time, which will have a direct impact on our future revenues and results of operations. In response to this increase in complexity and new challenges facing designers, we have increased investments in our research and development for new software product offerings. For example, our research and development expense was 35% and 24% of revenue for the years ended December 31, 2024 and 2023, respectively. We plan to continue to invest in our software solutions to establish and expand a leadership position in our target markets. We also plan to use our research and development efforts to continue to cater to strategic customer needs.
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
Our Ability to Scale While Mitigating Increases in Expenses
If we can execute on our growth strategy and grow our revenue through a combination of new customer growth, upgrades and increased usage of our products by existing customers, as well as accretive acquisitions, our results will be impacted by our ability to reduce the rate at which our expenses increase in proportion with a rise in revenue. We believe this is possible in a number of expense line items, which may provide for additional gross margin and operating margin expansion. For example, we anticipate as our existing customers choose to upgrade to newer software solutions, our costs related to the support of legacy software decreases, outpacing any increases in cost related to supporting the upgraded software. Additionally, we have incurred increased general and administrative expenses in connection with preparing to become a public company, including increased staff costs and professional services fees, including legal and accounting fees. We have also incurred a significant increase in stock-based compensation expense. While we anticipate the increased level of costs to remain, we do not anticipate those costs scaling proportionally with our revenue. Finally, we may be able to gain sales efficiencies as our revenue grows, such that our sales and marketing expenses will decrease as a percentage of revenue. In the aggregate, our ability to keep these expenses from growing proportionally with our revenue may provide for meaningful gross margin and operating margin expansion.

Components of Results of Operations
Revenue
Our revenue is derived from software licensing and maintenance and services. Our customer agreements include combinations of licensed software and maintenance and services, which are accounted for as separate performance obligations with differing revenue recognition patterns.
Software License Revenue
Revenue from our software licenses is classified as software license revenue. Software license revenue is recognized upfront upon delivery of the licensed product. We also offer licenses of our standard SIP developed in house, and we offer licenses developed in partnership with NXP Semiconductors Netherlands B.V. (“NXP”) (the “NXP IP”). Our SIP licenses provide customers with access to SoC design SIP which meet established industry standards, thus saving customers the time and resources required to develop similar design methodologies. Our standard SIPs are generally ready to use upon delivery, meaning no customization is required for our customers to obtain value from the use of our SIP in their IC designs. We recognize revenue associated with licenses of our SIP at the commencement of the contract upon delivery of the licensed SIP. With respect to the NXP IP, we generally act as a principal to the transaction because we have a license to sell, and therefore control the NXP IP that we deliver to the customer. Consistent with our role as the principal, we recognize SIP revenue of the NXP IP on a gross basis. Any royalty fees based upon unit sales, revenue or flat fees which were paid to NXP were reported in cost of revenue upon delivery pursuant to the terms and conditions of our contractual obligations with the customers.
Under certain SIP license agreements, we can also derive revenue through royalties from customers who agree to pay usage-based fees to embed our SIP into their own software offerings. Revenue under SIP royalty agreements is generally recognized during the period in which the customer sells its solutions which incorporate our SIP.
Maintenance and Service Revenue
Typically, our software solutions are sold with post-contract support (“PCS”), which includes unspecified technical enhancements and customer support. PCS is classified as maintenance and service revenue and is recognized ratably over the term of the contract, as we satisfy the PCS performance obligation over time.
We also recognized an immaterial portion of our revenue from device characterization and modeling services for the years ended December 31, 2024 and 2023. Revenue is recognized upon the completion of the requested services and, as applicable, satisfaction of customer acceptance terms. Revenue from these services is classified as maintenance and service revenue.
Cost of Revenue and Gross Profit
Cost of revenue consists of personnel costs comprised of salaries and benefits for employees directly involved in our customer support function, such as customer support engineering salary and benefits, costs of our other customer services, allocation of overhead and facility costs, amortization of acquired intangible assets, and royalties related to the recognized revenue. Historically, we have not recognized stock-based compensation expense, but after the consummation of the IPO during the year ended December 31, 2024, we recognized $3.0 million of stock-based compensation expense in cost of revenue. We also recognized $0.7 million of amortization associated with our acquired intangible assets in cost of revenue during the year ended December 31, 2024. See Note 11 and Note 6 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for further discussion. Gross profit represents revenue less cost of revenue.
Operating Expenses
Our operating expenses consist of research and development, selling and marketing, general and administrative, and estimated litigation claim. Related personnel costs are the most significant component of our operating expenses and consist of salaries, benefits, stock-based compensation expense, bonuses and commissions. Our operating expenses also include consulting costs, costs of facilities, information technology, depreciation and amortization. We expect our operating expenses to fluctuate as a percentage of revenue over time. Historically, we have not recognized stock-based compensation expense, but after the consummation of the IPO during the year ended December 31, 2024, we recognized an aggregate of $23.9 million of stock-based compensation expense in operating expenses. Of the aggregate stock-based compensation expense recorded, we recognized $14.5 million, $5.1 million, and $4.3 million in general and administrative expense, research and development expense, and selling and marketing expense, respectively, during the year ended December 31, 2024. See Note 11 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for further discussion.

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
General and Administrative
General and administrative expense consists of personnel costs associated with our executive, legal, finance, human resources, information technology and other administrative functions, including salaries, stock-based compensation expense, benefits and bonuses. General and administrative expense also includes professional and consulting fees, accounting fees, legal costs, and allocated overhead costs. We expect general and administrative expense to increase as we expand our finance and administrative personnel, grow our operations, and incur additional expenses associated with operating as a public company, including director and officer liability insurance and legal and compliance costs, although it may fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.
Estimated Litigation Claim
Estimated litigation claim expense consists of legal costs that became probable and reasonably estimable associated with our obligations with respect to the earnout payment due to the selling shareholders of Nangate, Inc. (“Nangate”), along with a third cross complainant (collectively, the “Nangate Parties”). On July 23, 2024, a jury awarded the Nangate Parties $11.3 million in damages under breach of contract related claims, including breach of contract and breach of covenant of good faith and fair dealing, and court and litigation related costs and certain expert expenses subject to the Nangate Parties establishing the legal right to them and to be determined by the court (the “Contract Damages”). The jury also awarded damages for certain of the fraudulent and negligent misrepresentation claims of $6.6 million to the Nangate Parties and incremental punitive damages, including $17.0 million payable by the Company (the “Fraud Damages”). The Nangate Parties will have the option to choose either the Contract Damages or the Fraud Damages, but in no circumstances will the Nangate Parties receive both remedies. We and the Co-Defendants may appeal the judgement, which will require us to collateralize and post an appellate bond of up to $35.4 million on or before March 24, 2025. We recorded a charge to estimated litigation claim and accrued expenses and other current liabilities of $11.3 million during the year ended December 31, 2024. See Note 14 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for further discussion.
Loss on Debt Extinguishment
Loss on debt extinguishment includes losses incurred related to the extinguishment of our note purchase agreement with Micron Technology Inc. and our loan facility with East West Bank.
Interest Income
Interest income includes interest income earned on our cash and cash equivalents and marketable securities balances and accretion of the purchase discounts on our marketable securities balances.
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

Results of Operations
The following table sets forth our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenue:
Software license revenue	$43,991	$39,331
Maintenance and service	15,689	14,915
Total revenue	59,680	54,246
Cost of revenue	12,042	9,354
Gross profit	47,638	44,892
Operating expenses:
Research and development	20,740	13,170
Selling and marketing	18,300	12,707
General and administrative	37,571	17,881
Estimated litigation claim	11,306	—
Total operating expenses	87,917	43,758
Operating (loss) income	(40,279)	1,134
Loss on debt extinguishment	(718)	—
Interest income	2,976	6
Interest and other expense, net	(899)	(630)
(Loss) income before income tax provision	(38,920)	510
Income tax provision	484	826
Net loss	$(39,404)	$(316)

The following table summarizes our results of operations as a percentage of total revenue for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023

Revenue:
Software license revenue	74%	73%
Maintenance and service	26%	27%
Total revenue	100%	100%
Cost of revenue	20%	17%
Gross profit	80%	83%
Operating expenses:
Research and development	35%	24%
Selling and marketing	31%	23%
General and administrative	63%	33%
Estimated litigation claim	19%	—%
Total operating expenses	147%	81%
Operating (loss) income	(67)%	2%
Loss on debt extinguishment	(1)%	—%
Interest income	5%	—%
Interest and other expense, net	(2)%	(1)%
(Loss) income before income tax provision	(65)%	1%
Income tax provision	1%	2%
Net loss	(66)%	(1)%

Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,
	2024	2023
	(in thousands)
Revenue:
Software license revenue	$43,991	$39,331
Maintenance and service	15,689	14,915
Total revenue	$59,680	$54,246

Despite economic challenges in Asia including the impact of the ongoing strain in U.S.-China trade relations, total revenue increased by $5.4 million, or 10%, to $59.7 million for the year ended December 31, 2024 from $54.2 million for the year ended December 31, 2023. Revenue associated with our TCAD and EDA tools increased by $8.1 million and $0.6 million, respectively, and revenue derived from IP sales decreased by $3.2 million. Software license revenue increased by $4.7 million, or 12%, to $44.0 million for the year ended December 31, 2024 from $39.3 million for the year ended December 31, 2023. Maintenance and service revenue increased by $0.8 million, or 5%, to $15.7 million for the year ended December, 2024 from $14.9 million for the year ended December 31, 2023.

Gross Profit and Cost of Revenue

	Year Ended December 31,
	2024	2023
	(in thousands)
Total revenue	$59,680	$54,246
Cost of revenue	12,042	9,354
Gross profit	$47,638	$44,892
Gross profit margin	80%	83%

Gross profit increased by $2.7 million, or 6%, to $47.6 million for the year ended December 31, 2024 from $44.9 million for the year ended December 31, 2023. Gross profit margin decreased to 80% for the year ended December 31, 2024 from 83% for the year ended December 31, 2023. The decrease was attributable to $3.0 million in stock-based compensation expense recorded upon the consummation of the IPO and $0.7 million of amortization associated with our acquired intangible assets.
Operating Expenses

	Year Ending December 31,
	2024	2023
	(in thousands)
Operating expenses
Research and development	$20,740	$13,170
Selling and marketing	18,300	12,707
General and administrative	37,571	17,881
Estimated litigation claim	11,306	$—
Total operating expenses	$87,917	$43,758

Research and Development Expenses
Research and development expenses were $20.7 million and $13.2 million for the years ended December 31, 2024 and 2023, respectively. The increase of $7.6 million, or 57%, was primarily due to $5.1 million of stock-based compensation expense recorded as a result of the consummation of the IPO, $1.0 million increase in salary and benefits expenses, primarily related to increased headcount and merit increases, a $0.9 million increase in software maintenance expense, and a $0.6 million increase in engineering support expenses.
Selling and Marketing Expenses
Selling and marketing expenses were $18.3 million and $12.7 million for the years ended December 31, 2024 and 2023, respectively. The increase of $5.6 million, or 44%, was primarily due to $4.3 million of stock-based compensation expense recorded as a result of the consummation of the IPO, a $1.0 million increase in salary and benefits expenses, primarily related to increased headcount and merit increases, and a $0.3 million increase in sales and marketing related travel, conferences, trade shows and advertising.
General and Administrative Expenses
General and administrative expenses were $37.6 million and $17.9 million for the years ended December 31, 2024 and 2023, respectively. The increase of $19.7 million, or 110%, was primarily due to $14.5 million of stock-based compensation expense recorded as a result of the consummation of the IPO, a $3.5 million increase in legal, professional and audit fees, a $0.6 million increase in corporate insurance, a $0.5 million increase in salary and benefits expenses, primarily related to increased headcount and merit increases, and $0.6 million of severance expenses.
Estimated Litigation Claim
Estimated litigation claim was $11.3 million for the year ended December 31, 2024. The estimated litigation claim for the year ended December 31, 2024 consists of a $11.3 million charge recorded due to a jury’s verdict to award the Nangate Parties damages under breach of contract related claims (the “Nangate Litigation”). We and the Co-Defendants may appeal the judgement, which will require us to collateralize and post an appellate bond of up to $35.4 million on or before March 24, 2025. See Note 14 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for further discussion.
Loss on debt extinguishment

On May 13, 2024, the senior subordinated convertible promissory note (the “Micron Note”) between us and Micron Technology, Inc. (“Micron”) was converted into 294,217 shares of our common stock in connection with the consummation of the IPO. As a result, $5.6 million was recognized in additional paid-in capital and we recognized a loss on debt extinguishment of $0.6 million during the year ended December 31, 2024. We also recognized a loss on debt extinguishment of $0.1 million associated with the settlement of our loan facility with East West Bank (the “East West Bank Loan”) during the year ended December 31, 2024. See Note 10 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for further discussion.
Interest Income
Interest income reflects interest earned and accretion on our cash and cash equivalents and marketable securities.
Interest and Other Expense, Net
Interest and other expense, net, was expense of $0.9 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively. The change in interest and other expense, net, for the year ended December 31, 2024 was primarily due to an increase in the amount of interest associated with our vendor financing obligation during the current year. The Company does not have any interest-bearing debt outstanding as of December 31, 2024.
Income Tax Provision
Income tax provision was $0.5 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively. See Note 12 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for further discussion.
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
Bookings
We define a booking as a signed contract and related purchase commitment from a customer, based on the value set forth in a purchase order. We believe bookings are a useful metric to measure the success of customer sales and provide an indication of trends in our operating results that are not necessarily reflected in our revenue, because our revenue recognition is based on the satisfaction of our customer obligations, and not of the successful execution of a booking at the time of sale. Reported bookings may be subject to adjustments and potential cancellations prior to the satisfaction of our customer obligations. For the years ended December 31, 2024 and 2023, we recorded $65.8 million and $58.1 million in bookings, respectively.
The following table sets forth our bookings for each of the quarterly periods during the years ended December 31, 2024 and 2023.

	Three Months Ended
	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
	(in thousands)
Bookings	$20,310	$9,875	$19,478	$16,112	$15,565	$12,487	$14,362	$15,667

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

We define non-GAAP operating income as our GAAP operating (loss) income adjusted to exclude certain costs, including IPO preparation costs, acquisition-related estimated litigation claim and legal costs, stock-based compensation expense, amortization of acquired intangible assets, payroll taxes from the restricted stock unit (“RSU”) lockup release, and executive severance costs. We define non-GAAP net income as our GAAP net loss adjusted to exclude certain costs, including IPO preparation costs, acquisition-related estimated litigation claim and legal costs, stock-based compensation expense, amortization of acquired intangible assets, payroll taxes from the RSU lockup release, executive severance costs, change in fair value of contingent consideration, foreign exchange (gain) loss, loss on debt extinguishment, and the income tax effect on non-GAAP items. We monitor non-GAAP operating income and non-GAAP net income as non-GAAP financial measures to supplement the financial information we present in accordance with GAAP to provide investors with additional information regarding our financial results.
Certain items are excluded from our non-GAAP operating income and non-GAAP net income because these items are non-cash in nature or management believes they are not indicative of our core operating performance and render comparisons with prior periods and competitors less meaningful. We adjust GAAP operating (loss) income and net loss for these items to arrive at non-GAAP operating income and non-GAAP net income because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structure and the method by which the assets were acquired. By excluding items that may not be indicative of our recurring core operating results, we believe that non-GAAP operating income and non-GAAP net income provide meaningful supplemental information regarding our performance.
The following table reconciles GAAP operating (loss) income to non-GAAP operating income.

	Year Ended December 31,
	2024	2023

Operating (loss) income	$(40,279)	$1,134
Add:
Stock-based compensation expense	26,915	—
Acquisition-related estimated litigation claim and legal costs(1)	15,935	1,707
Amortization of acquired intangible assets(2)	953	339
IPO preparation costs(3)	873	1,221
Payroll taxes from RSU lockup release(4)	725	—
Executive severance(5)	415	—
Non-GAAP operating income	$5,537	$4,401

The following table reconciles net loss to non-GAAP net income.

	Year Ended December 31,
	2024	2023

Net loss	$(39,404)	$(316)
Add:
Stock-based compensation expense	26,915	—
Acquisition-related estimated litigation claim and legal costs(1)	15,935	1,707
Amortization of acquired intangible assets(2)	953	339
IPO preparation costs(3)	873	1,221
Payroll taxes from RSU lockup release(4)	725	—
Executive Severance(5)	415	—
Change in fair value of contingent consideration(6)	(27)	325
Foreign exchange loss	404	335
Loss on debt extinguishment(7)	718	—
Income tax effect of non-GAAP adjustments(8)	(831)	(169)
Non-GAAP net income	$6,676	$3,442

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

(4)Reflects payroll taxes related to the release of vested RSUs which had been subject to lock-up agreements in connection with the Company’s IPO under the Company’s 2014 Plan.
(5)Reflects executive severance which occurred in connection with management changes.
(6)Reflects the change in fair value of contingent consideration recorded in connection with our acquisitions.
(7)Reflects loss incurred on conversion of the Micron Note to common stock in connection with the IPO and the loss incurred on the extinguishment of the East West Bank Loan.
(8)Reflects the increase in income tax expenses due to non-GAAP adjustments.

Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from payments from our customers, borrowings from Ms. Ngai-Pesic and other lenders, and the net proceeds from the sale of our common stock in the IPO. Our primary sources of liquidity are cash, cash equivalents and marketable securities including cash generated from operations. As of December 31, 2024, we had $19.6 million in cash and cash equivalents, of which $4.5 million was held by our foreign subsidiaries, and $63.1 million in current marketable securities.
On June 13, 2022, we entered into a $4.0 million line of credit (the “2022 Credit Line”) with Ms. Ngai-Pesic bearing interest at a rate of prime plus 1% per annum. As of December 31, 2023, the principal balance of the 2022 Credit Line was $2.0 million. In May 2024, the 2022 Credit Line was repaid in full and terminated.
In December 2023, we entered into the East West Bank Loan which provides for borrowings of up to $5.0 million bearing interest at a per annum rate equal to one half of one percent (0.5%) above the greater of (i) the prime rate as reported in The Wall Street Journal or (ii) four and one half percent (4.5%). We drew $4.3 million on the East West Bank Loan during the year ended December 31, 2024. In May 2024, the East West Bank Loan was repaid in full and terminated.
On April 11, 2024, we amended and restated our license agreement with NXP, pursuant to which we recorded an associated vendor financing obligation. The vendor financing obligation was $4.4 million as of December 31, 2024. We determined that the vendor financing obligation had an imputed interest rate of 9%, which is reflective of our borrowing rate with similar terms to that of the license agreement.
On April 16, 2024, we entered into a note purchase agreement with Micron, a customer of the Company, pursuant to which we issued the Micron Note in the principal amount of $5.0 million. The Micron Note accrued interest at a rate of 8% per annum with principal and interest due upon maturity three years after the date of issuance. On May 13, 2024, the Micron Note was converted into 294,217 shares of our common stock in connection with the consummation of the IPO.
On May 13, 2024, we sold 6,000,000 shares of common stock in the IPO at a price to the public of $19.00 per share. The gross proceeds from the IPO were $114.0 million, with $106.0 million funded to us after deducting underwriting discounts and commissions of $8.0 million.
We believe our cash and cash equivalents and marketable securities balances, which include proceeds received in connection with the IPO and the $5.0 million received in connection with the Micron Note, will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations for at least the next 12 months. We currently have no committed sources of capital.
If our cash and cash equivalents and marketable securities including cash generated from operating activities are not sufficient to satisfy our liquidity requirements, we may be required to seek additional financing. If we raise additional funds by issuing equity securities or convertible debt securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all. See “Risk Factors—Risks Related to Our Business and Industry—Our ability to raise additional capital in the future may be limited and could prevent us from executing our growth strategy” in Item 1A in Part 1 in this Annual Report on Form 10-K for further discussion
As of December 31, 2024, $2.4 million, or 12%, of our cash and cash equivalents was maintained with one financial institution, where our current deposits are in excess of federally insured limits. Past macroeconomic conditions have resulted in the actual or perceived financial distress of many financial institutions, including the failures of Silicon Valley Bank, Signature Bank and First Republic Bank and the UBS takeover of Credit Suisse. If the financial institutions with whom we do business were to become distressed or placed into receivership, we may be unable to access the cash we have on deposit with such institutions. If we are unable to access our cash as needed, our financial position and ability to operate our business could be adversely affected.

Cash Flows
The following table summarizes changes in our cash flows for the periods indicated.

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash provided by (used in):
Net cash (used in) provided by operating activities	$(19,774)	$1,180
Net cash used in investing activities	(66,535)	(339)
Net cash provided by (used in) financing activities	101,301	(1,652)
Effect of exchange rate changes	193	(246)
Net increase (decrease) in cash	$15,185	$(1,057)

Operating Activities
Cash flows from operating activities may vary significantly from period to period depending on a variety of factors including the timing of our collections and payments. Our ongoing cash outflows from operating activities primarily relate to personnel related costs, payments for professional services, office leases and related facilities costs, and software supporting our company infrastructure, among others. Our primary source of cash inflows is collections of our accounts receivable. The timing of invoices to our customers and subsequent collection is based on executed agreements and payment terms that can vary by customer.
Net cash used in operating activities for the year ended December 31, 2024, was $19.8 million compared to $1.2 million of net cash provided by operating activities for the year ended December 31, 2023. The $21.0 million decrease in net cash provided by operating activities reflects a $1.4 million increase in net loss, after excluding the non-cash effects of stock-based compensation expense, provision for credit losses, estimated litigation claim, loss on debt extinguishment, change in fair value of contingent consideration, depreciation and amortization, and the accretion of discount on marketable securities, and a $19.6 million increase in net working capital, primarily due to changes in contract assets, accounts receivable, deferred revenue and the payment of accrued operating expenses in connection with our IPO and accrued royalties for licensed technology sold in our product lines during the year ended December 31, 2024.
Investing Activities
Net cash used in investing activities for the years ended December 31, 2024 and 2023 was $66.5 million and $0.3 million, respectively. Use of cash during the year ended December 31, 2024 includes $99.6 million in purchases of marketable securities and $0.5 million in purchases of property and equipment, partially offset by $33.6 million of maturities in marketable securities. During the year ended December 31, 2023, we used $0.3 million of cash to purchase property and equipment.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024, was $101.3 million. We received $106.0 million in net proceeds from the IPO, $4.9 million in proceeds from the Micron Note, net of debt issuance costs, $4.3 million from our drawdown on the East West Bank Loan, and $0.3 million in proceeds from the issuance of common stock through our employee stock purchase plan partially offset by $4.6 million of cash in payment of employee withholding taxes upon vesting of RSUs, $4.3 million repayment of the East West Bank Loan, $2.6 million of payments related to deferred transaction costs incurred in connection with the IPO, the $2.0 million repayment of the 2022 Line of Credit, $0.6 million of payments for our vendor financing obligation and $0.1 million of contingent consideration paid. Net cash used by financing activities for the year ended December 31, 2023, was $1.7 million and reflects $1.0 million of contingent consideration paid in connection with our Nangate and PolytEDA acquisitions, $1.0 million repaid on the 2022 Credit Line, and $0.7 million of transaction costs incurred in connection with the IPO; partially offset by $1.0 million of proceeds from the 2022 Credit Line.
Effects of Exchange Rate Fluctuations on Cash
The effects of exchange rate fluctuations on cash were $0.2 million and $(0.2) million for the years ended December 31, 2024 and 2023, respectively.
Contractual Obligations

Our financial commitments for contractual obligations as of December 31, 2024, include our operating leases and our vendor financing obligation. As noted in Note 4, Leases, of our consolidated financial statements in Item 8 on this Annual Report on Form 10-K, we have a current obligation of $0.7 million and a non-current obligation of $0.9 million. Our vendor financing obligation, as noted in Note 10. Debt and Financing Obligations of our consolidated financial statements in Item 8 on this Annual Report on Form 10-K, includes a current obligation of $1.5 million and a non-current obligation of $2.9 million.
Estimated Litigation Claim
In addition to our financial commitments for contractual obligations as of December 31, 2024, we recorded a charge to estimated litigation claim and accrued expenses and other current liabilities of $11.3 million during the year ended December 31, 2024 in connection with the Nangate Litigation. We and the Co-Defendants may appeal the judgement, which will require us to collateralize and post an appellate bond of up $35.4 million on or before March 24, 2025. See Note 14 of our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further discussion.
Off-Balance Sheet Arrangements
As of December 31, 2024, we did not have any off-balance sheet arrangements. As of December 31, 2023, we were guarantor to an outstanding loan held by Gu-Guide, LP. We were released from the guarantee when the loan was repaid in full in July of 2024. See Note 8 and Note 14 of our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for further discussion.
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below. See Note 2 of our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for a description of our other significant accounting policies.
Revenue Recognition
Our revenue is derived principally from software licensing and related maintenance and service. We enter into agreements that include combinations of software and maintenance and services, which are accounted for as separate performance obligations with differing revenue recognition patterns. We recognize revenue pursuant to ASC Topic 606, Revenue from Contracts with Customers. The core principle of this guidance is that an entity should recognize revenue to depict the delivery of software or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such software or services. To achieve this objective we apply a five-step approach: (1) identify the contract(s) with a customer, (2) identify the performance obligations within the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when, or as, each performance obligation is satisfied.
Software license revenue is recognized upfront upon delivery of the licensed software. Typically, our software solutions are licensed with PCS which includes unspecified technical enhancements and customer support. The PCS is classified as maintenance and service revenue and is recognized ratably over the term of the maintenance period, as we satisfy the PCS performance obligation over time.
We also offer standard SIP licenses, developed both in house and in partnership with industry-recognized firms. Our SIP licenses provide customers with access to SoC design SIP which meet established industry standards, thus saving customers the time and resources required to re-invent similar design methodology. SIP licenses offered by us are generally ready to use upon delivery. No modification is required in order for the customer to obtain value for use in their integrated circuit designs. We do not license SIP without support.
Revenue associated with the license of our SIP is classified as software license revenue and recognized as revenue upon delivery of the licensed SIP. Under certain SIP license agreements, we also derive revenue through royalties from customers who agree to pay usage-based fees to embed our SIP into their own SoCs. Royalties are generally recognized as revenue during the period in which the customer sells its solutions which incorporate our SIP. The PCS is classified as maintenance and service revenue and is recognized ratably over the term of the contract, as we satisfy the PCS performance obligation over time.
In connection with our SIP which was developed in partnership with a third party vendor, we have entered into various renewable license agreements under which we have the right to sell the technology we license from the third party vendor. When we license these particular SIP to a customer, we generally act as a principal to the transaction because we control the promised SIP that we deliver to the customer. Consistent with our role as a principal, we recognize SIP revenue on a gross basis. Royalty costs are reported in cost of revenue upon delivery pursuant to the terms and conditions of our contractual obligations with the licensors.

We also recognized an immaterial portion of our revenue from device characterization and modeling services for the years ended December 31, 2024 and 2023. Revenue is recognized upon the completion of the requested services and, as applicable, satisfaction of customer acceptance terms. Revenue from these services is classified as maintenance and service revenue.
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. Invoicing may vary from timing of revenue recognition. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component.
Non-income related taxes collected from customers and remitted to governmental authorities are recorded on the consolidated balance sheets as accounts receivable and accrued expenses. The collection and payment of these amounts are reported on a net basis in the consolidated statements of loss.
We do not offer a right of return. We warrant to our customers that our software will perform substantially as specified in our current user manuals. We have not experienced significant claims related to software warranties beyond the scope of maintenance support, which we are already obligated to provide. The warranty is not sold, and cannot be purchased, separately. The warranty does not provide any type of additional service to the customer or performance obligation for us.
Our agreements with customers generally require us to indemnify the customer against claims that our software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including by affirming our right to replace an infringing product.
Significant Judgments
Our license agreements enable customers to use our software solutions and to receive certain services. Judgment is required to determine if the promises are separate performance obligations, and if so, to allocate the transaction price to each performance obligation. We use the estimated standalone selling price method to allocate the transaction price for each performance obligation. The estimated standalone selling price is determined using all information reasonably available to us, including market conditions and other observable inputs, historical pricing and the value relationship between our various product and service offerings. The corresponding revenues are recognized as the related performance obligations are satisfied.
Contract Assets and Liabilities
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables (billed), contract assets (unbilled), or contract liabilities (deferred revenue) on our consolidated balance sheets. We record a contract asset when revenue is recognized prior to the right to invoice, or deferred revenue when revenue is recognized subsequent to invoicing. For time-based software agreements, customers are generally invoiced in equal, quarterly amounts, although some customers are invoiced in single or annual amounts. We record an unbilled receivable when revenue is recognized and we have an unconditional right to invoice and receive payment.
Financing
We are required to adjust promised amounts of consideration for the effects of the time value of money if the timing of the payments provides the customer or us with a significant financing benefit. We consider various factors in assessing whether a financing component exists, including the duration of the contract, market interest rates and the timing of payments. Our contracts do not include a significant financing component requiring adjustment to the transaction price.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the fair value of consideration transferred over the fair value of net identifiable assets acquired. Other intangible assets consist of customer relationships, developed technology, noncompete agreements, and licensed IP which are amortized over their useful lives of five years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.
Goodwill is not amortized but is tested annually for impairment and more often if there is an indicator of impairment that would more likely than not reduce the fair value of our single reporting unit below its carrying amount. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.
No indicators of impairment or impairments charges were identified or recorded to goodwill or other intangible assets during the fiscal years ended December 31, 2024 and 2023.

Stock-Based Compensation
We account for stock-based payments in accordance with the authoritative guidance issued by the FASB on stock-based compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of actual forfeitures. For stock-based payment awards that contain performance criteria, stock-based compensation expense is recorded when the achievement of the performance condition is considered probable of achievement and is recorded on a straight-line basis over the requisite service period. If such performance criteria are not met, no compensation expense is recognized and any recognized compensation expense is reversed. For awards with market and service conditions, we recognize stock-based compensation on a straight-line basis for all awards for which the service conditions are met, regardless of whether the market condition is achieved.
Prior to the IPO, we had not recorded stock-based compensation expense, as the RSUs granted under the 2014 Plan carry both a “time-based vesting requirement” and a “liquidity event vesting requirement,” with the satisfaction of the “liquidity event vesting requirement”, an improbable contingency as of December 31, 2023. See Note 11 to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for additional information.
Prior to January 1, 2024, we valued the awards granted using historical estimates of the fair value of our common stock. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Commencing January 1, 2024 and prior to the IPO, the grant date fair value of the awards was derived from an interpolation based on the contemplated listing price of our anticipated IPO. For RSUs granted after the IPO, we used the closing stock price as reported on Nasdaq on the grant date as the grant date fair value.
The assumptions underlying pre-IPO valuations represented management’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.
Emerging Growth Company Status and Extended Transition Period Election
We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. For as long as we are an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation, and stockholder advisory votes on golden parachute compensation.
The JOBS Act also permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to “opt-in” to this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised accounting standards on a non-delayed basis.
We are a “smaller reporting company” as defined under the federal securities laws, and will continue to be a smaller reporting company until such time as (i) the market value of our common stock held by non-affiliates is more than $250.0 million or (ii) our annual revenue is more than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is more than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K, we are not required to comply with the auditor attestation requirements of Section 404 and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Recently Adopted Accounting Pronouncements
See Note 2 to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for information regarding recently issued accounting pronouncements.
Item 7A. Qualitative and Quantitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data
SILVACO GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Silvaco Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Silvaco Group, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of loss, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Moss Adams LLP
Campbell, California
March 5, 2025

We have served as the Company’s auditor since 2021.
1

SILVACO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and par value amounts)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$19,606	$4,421
Accounts receivable, net	9,211	4,006
Current marketable securities	63,071	—
Contract assets, net	11,932	8,749
Prepaid expenses and other current assets	3,460	2,549
Deferred transaction costs	—	1,163
Total current assets	107,280	20,888
Non-current assets:
Non-current marketable securities	4,785	—
Property and equipment, net	865	591
Operating lease right-of-use assets, net	1,711	1,963
Intangible assets, net	4,369	342
Goodwill	9,026	9,026
Non-current portion of contract assets	12,611	6,250
Other assets	1,698	1,825
Total non-current assets	35,065	19,997
Total assets	$142,345	$40,885
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,316	$2,495
Accrued expenses and other current liabilities	19,801	10,255
Accrued income taxes	1,668	1,626
Operating lease liabilities, current	744	735
Deferred revenue, current	7,497	7,882
Related party line of credit	—	2,000
Vendor financing obligation, current	1,462	—
Total current liabilities	34,488	24,993
Non-current liabilities:
Deferred revenue, non-current	3,593	5,071
Operating lease liabilities, non-current	946	1,198
Vendor financing obligation, non-current	2,928	—
Other non-current liabilities	307	221
Total liabilities	42,262	31,483
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024; no shares authorized as of December 31, 2023	—	—
Common stock,$0.0001 par value; 500,000,000 shares authorized; 28,526,615 shares issued and outstanding as of December 31, 2024; 25,000,000 shares authorized; 20,000,000 shares issued and outstanding as of December 31, 2023	3	2
Additional paid-in capital	130,360	—
(Accumulated deficit) Retained earnings	(28,012)	11,392
Accumulated other comprehensive loss	(2,268)	(1,992)
Total stockholders' equity	100,083	9,402
Total liabilities and stockholders' equity	$142,345	$40,885

The accompanying notes are an integral part of these consolidated financial statements.
2

SILVACO GROUP, INC.
CONSOLIDATED STATEMENTS OF LOSS
(in thousands except share and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue:
Software license revenue	$43,991	$39,331
Maintenance and service	15,689	14,915
Total revenue	59,680	54,246
Cost of revenue	12,042	9,354
Gross profit	47,638	44,892
Operating expenses:
Research and development	20,740	13,170
Selling and marketing	18,300	12,707
General and administrative	37,571	17,881
Estimated litigation claim	11,306	—
Total operating expenses	87,917	43,758
Operating (loss) income	(40,279)	1,134
Loss on debt extinguishment	(718)	—
Interest income	2,976	6
Interest and other expense, net	(899)	(630)
(Loss) income before income tax provision	(38,920)	510
Income tax provision	484	826
Net loss	$(39,404)	$(316)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.53)	$(0.02)
Weighted average shares used in computing per share amounts:
Basic and diluted	25,672,845	20,000,000

The accompanying notes are an integral part of these consolidated financial statements.
3

SILVACO GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(39,404)	$(316)
Other comprehensive income (loss):
Foreign currency translation adjustments	(417)	(85)
Unrealized gains on marketable securities	141	—
Comprehensive loss	$(39,680)	$(401)

The accompanying notes are an integral part of these consolidated financial statements.
4

SILVACO GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands except share amounts)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2022	20,000,000	$2	$—	$11,928	$(1,907)	$10,023
ASC 326 Transition Adjustment	—	—	—	(220)	—	(220)
Balance, January 1, 2023	20,000,000	$2	$—	$11,708	$(1,907)	$9,803
Other comprehensive loss	—	—	—	—	(85)	(85)
Net loss for the year	—	—	—	(316)	—	(316)
Balance, December 31, 2023	20,000,000	$2	$—	$11,392	$(1,992)	$9,402
Issuance of common stock in connection with initial public offering, net of underwriting fees and commissions and net of deferred transaction costs of $3,299	6,000,000	1	102,721	—	—	102,722
Conversion of Micron Note into common stock	294,217	—	5,589	—	—	5,589
Issuance of common stock for share-based award plans	2,959,580	—	315	—	—	315
Tax withholding on restricted stock unit settlements	(727,182)	—	(4,575)	—	—	(4,575)
Stock-based compensation expense	—	—	26,310	—	—	26,310
Other comprehensive loss	—	—	—	—	(276)	(276)
Net loss for the year	—	—	—	(39,404)	—	(39,404)
Balance, December 31, 2024	28,526,615	$3	$130,360	$(28,012)	$(2,268)	$100,083

The accompanying notes are an integral part of these consolidated financial statements.
5

SILVACO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(39,404)	$(316)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,285	601
Stock-based compensation expense	26,915	—
Provision for credit losses	351	220
Accretion of discount on marketable securities, net	(1,685)	—
Estimated litigation claim	11,306	—
Loss on debt extinguishment	718	—
Change in fair value of contingent consideration	(27)	325
Changes in operating assets and liabilities:
Accounts receivable	(5,971)	1,378
Contract assets	(10,293)	(5,208)
Prepaid expense and other current assets	(790)	133
Other assets	57	(267)
Accounts payable	1,326	156
Accrued expenses and other current liabilities	(2,160)	2,015
Accrued income taxes	74	(23)
Deferred revenue	(1,585)	2,268
Other non-current liabilities	109	(102)
Net cash (used in) provided by operating activities	(19,774)	1,180
Cash flows from investing activities:
Purchases of marketable securities	(99,630)	—
Maturities of marketable securities	33,600	—
Purchases of property and equipment	(505)	(339)
Net cash used in investing activities	(66,535)	(339)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting fees	106,020	—
Proceeds from issuance of convertible note, net of debt issuance costs	4,852	—
Proceeds from loan facility	4,250	—
Repayment of loan facility	(4,250)	—
Proceeds from related party line of credit	—	1,000
Repayment of related party line of credit	(2,000)	(1,000)
Proceeds from issuance of common stock for share-based awards	315	—
Payroll taxes related to shares withheld from employees	(4,575)	—
Deferred transaction costs	(2,649)	(650)
Contingent consideration	(74)	(1,002)
Payments of vendor financing obligation	(588)	—
Net cash provided by (used in) financing activities	101,301	(1,652)
Effect of exchange rate fluctuations on cash and cash equivalents	193	(246)
Net increase (decrease) in cash and cash equivalents	15,185	(1,057)
Cash and cash equivalents, beginning of period	4,421	5,478
Cash and cash equivalents, end of period	$19,606	$4,421
Supplemental disclosures of cash flow information:
Income taxes paid	$625	$655
Interest paid	$498	$71
Noncash investing and financing activities:
Deferred offering costs incurred, not yet paid	$—	$513
Right of use assets obtained in exchange for lease obligations	$607	$452
Issuance of equity upon Micron Note conversion	$5,589	$—
Financial obligation incurred upon acquisition of NXP IP	$4,979	$—

The accompanying notes are an integral part of these consolidated financial statements.
6

SILVACO GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2024 and 2023
1. Description of Business
Silvaco Group, Inc. (“Silvaco,” and the “Company” refers to Silvaco Group Inc. and its subsidiaries, unless the context specifically requires otherwise) was incorporated as a Delaware corporation on November 18, 2009. The Company is a provider of technology computer aided design (“TCAD”) software, electronic data automation (“EDA”) software and semiconductor intellectual property (“SIP”). TCAD, EDA and SIP solutions enable semiconductor and photonics companies to increase productivity, accelerate their products’ time-to-market and reduce their development and manufacturing costs. The Company has decades of expertise developing the “technology behind the chip” and providing solutions that span from atoms to systems, starting with providing software for the atomic level simulation of semiconductor and photonics material for devices, to providing software and SIP for the design and analysis of circuits and system level solutions. The Company provides SIP for system-on-a-chip (“SoC”), integrated circuits (“ICs”) and SIP management tools to enable team collaborations on complex SoC designs. The Company’s customers include semiconductor manufacturers, original equipment manufacturers (“OEMs”) and design teams who deploy the Company’s solutions in production flows across the Company’s target markets, including display, power devices, automotive, memory, high performance computing (“HPC”), internet of things (“IoT”) and 5G/6G mobile markets.
Initial public offering
In May 2024, the Company completed its initial public offering (“IPO”), in which it issued and sold 6,000,000 shares of its common stock at the public offering price of $19.00 per share. The Company received gross proceeds of $114.0 million, with $106.0 million funded to the Company after deducting underwriting discounts and commissions of $8.0 million.
Reclassifications
The Company reclassified its presentation of accrued expenses and other current liabilities in the consolidated balance sheet for the year ending December 31, 2023 to conform to the current year’s presentation. Such reclassification had no effect on the previously reported consolidated balance sheets, consolidated statements of loss or consolidated statements of cash flows of the Company.
2. Summary of Significant Accounting and Reporting Policies
Basis of presentation and consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") and include the accounts of Silvaco and all of the Company's wholly owned subsidiaries with operations in North America, Europe, Asia and South America. All intercompany transactions and balances have been eliminated upon consolidation.
Emerging growth company status
The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act.
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the amounts of revenue and expenses during the reported periods. The Company’s most significant estimates relates to revenue recognition. Other use of estimates include, but are not limited to, accounts receivable allowances, stock-based compensation expense, valuation of goodwill and other intangible assets, contingent consideration, derivative valuations, uncertain tax positions, legal contingencies and income taxes. Actual results could differ from those estimates.
Revenue recognition
The Company's revenue is derived principally from software licensing and related maintenance and service. Silvaco enters into agreements that include combinations of software solutions and maintenance and services which are accounted for as separate performance obligations with differing revenue recognition patterns. The Company recognizes revenue pursuant to ASC Topic 606, Revenue from Contracts with Customers. The core principle of this guidance is that an entity should recognize revenue to depict the delivery of software to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such software or services. To achieve this objective the Company applies a five-step approach: (1) identify the contract(s) with a customer, (2) identify the performance obligations within the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when, or as, each performance obligation is satisfied.
7

Revenue from software licenses is classified as software license revenue. Software license revenue is recognized upfront upon delivery of the licensed software. Typically, the Company's software solutions are licensed with post-contract support ("PCS"), which includes unspecified technical enhancements and customer support. The PCS is classified as maintenance and service revenue and is recognized ratably over the term of the contract, as the Company satisfies the PCS performance obligation over time.
The Company also offers standard SIP licenses, developed both in house and in partnership with industry-recognized companies. The Company’s SIP licenses provide customers with access to SoC design intellectual property (“IP”) which meet established industry standards, thus saving customers the time and resources required to re-invent similar design methodology. SIP licenses offered by the Company are generally ready to use upon delivery. No modification is required in order for the customer to obtain value for use in their integrated circuit designs. Silvaco does not license SIP without support.
Revenue associated with the license of the Company’s SIP is classified as software license revenue and recognized as revenue upon delivery of the licensed SIP. Under certain SIP license agreements, the Company also derives revenue through royalties from customers who agree to pay usage-based fees to embed the Company's licensed software into their own software offerings. Royalties are generally recognized as revenue during the period in which the customer sells its solutions which incorporate the Company’s SIP. The PCS is classified as maintenance and service revenue and is recognized ratably over the term of the contract, as the Company satisfies the PCS performance obligation over time.
In connection with the Company’s SIP, which was developed in partnership with a third party vendor, Silvaco has entered into various renewable license agreements under which the Company has the right to sell the technology it licenses from the third party vendor. When the Company licenses these particular SIP to a customer, Silvaco generally acts as a principal to the transaction because the Company controls the promised SIP that it delivers to the customer. Consistent with its role as principal, the Company recognizes SIP revenue on a gross basis. Royalty costs are reported in cost of revenue upon delivery pursuant to the terms and conditions of the Company’s contractual obligations with the licensors.
The Company recognized an immaterial portion of its revenue from device characterization and modeling services for the years ended December 31, 2024 and 2023. Revenue is recognized upon the completion of the requested services and, as applicable, satisfaction of customer acceptance terms. Revenue from these services is classified as maintenance and service revenue.
Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. Invoicing may vary from timing of revenue recognition. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts generally do not include a significant financing component.
Non-income related taxes collected from customers and remitted to governmental authorities are recorded on the consolidated balance sheets as accounts receivable and accrued expenses. The collection and payment of these amounts are reported on a net basis in the consolidated statements of loss.
Silvaco does not offer a right of return. The Company warrants to its customers that its software will perform substantially as specified in its current user manuals. Silvaco has not experienced significant claims related to software warranties beyond the scope of maintenance support, which the Company is already obligated to provide. The warranty is not sold, and cannot be purchased, separately. The warranty does not provide any type of additional service to the customer or performance obligation for Silvaco.
The Company's agreements with customers generally require Silvaco to indemnify the customer against claims that the Company's software infringes third-party patent, copyright, trademark or other proprietary rights. Such indemnification obligations are generally limited in a variety of industry-standard respects, including by affirming Silvaco's right to replace an infringing product.
Significant judgments
Silvaco's contracts typically include promises to transfer licenses, which enables customers to use the Company's software, and services. Judgment is required to determine if the promises are separate performance obligations, and if so, to allocate the transaction price to each performance obligation. The Company uses the estimated standalone selling price method to allocate the transaction price for each performance obligation. The estimated standalone selling price is determined using all information reasonably available to the Company, including market conditions and other observable inputs, historical pricing and the value relationship between Silvaco's various product and service offerings. The corresponding revenues are recognized as the related performance obligations are satisfied.
Accounts receivable, contract assets and contract liabilities
The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables (billed), contract assets (unbilled), or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. The Company records a contract asset when revenue is recognized prior to the right to invoice, or deferred revenue when revenue is recognized subsequent to invoicing. For time-based software agreements, customers are generally invoiced in equal, quarterly amounts, although some customers are invoiced in single or annual amounts. The Company records an unbilled receivable when revenue is recognized and it has an unconditional right to invoice and receive payment. The Company records an accounts receivable upon invoicing.
8

Financing
Silvaco is required to adjust promised amounts of consideration for the effects of the time value of money if the timing of the payments provides the customer or the Company with a significant financing benefit. Silvaco considers various factors in assessing whether a financing component exists, including the duration of the contract, market interest rates and the timing of payments. The Company's contracts do not include a significant financing component requiring adjustment to the transaction price.
Sales commissions
Sales commissions associated with multi-year contracts for new term-based licenses are deferred, capitalized, and amortized over an estimated customer life of five years. Capitalized sales commissions are included in prepaid and other current assets and other assets on the Company's consolidated balance sheets. Amortization of sales commissions is included in selling and marketing expenses on the Company's consolidated statements of loss. The Company applies a practical expedient to expense sales commissions as incurred when the amortization period would have been one year or less. During the years ended December 31, 2024 and 2023, the Company capitalized sales commissions of $0.9 million and $1.4 million, respectively. Amortization of sales commissions during the years ended December 31, 2024 and 2023 was $0.9 million and $0.8 million, respectively.
Cash and cash equivalents
Cash and cash equivalents consist of bank deposits and highly liquid investments in marketable securities with original maturities of three months or less at the time of purchase. The Company’s cash and cash equivalents as of December 31, 2024 consisted of bank deposits, money market funds, and U.S. treasury securities with a fair value of $19.6 million. The Company’s cash and cash equivalents as of December 31, 2023 consisted of bank deposits with a fair value of $4.4 million.
Property and equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

Leasehold improvements	Shorter of remaining life of lease, including option to renew that is expected to be exercised, or useful life of improvement.
Computers and software	5 years
Servers and networking equipment	4 years
Vehicles	5 years

Repairs and maintenance are expensed as incurred. Gains or losses from the sale or retirement of property and equipment and repairs and maintenance charges are included within general and administrative expenses in the consolidated statements of loss.
Research and development
Research and development (“R&D”) costs consist primarily of personnel costs for product development, engineering, quality assessment and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. R&D costs are expensed as incurred. Internally developed software costs required to be capitalized as defined by ASC 350-40, Internal-Use Software are not material to the Company's consolidated financial statements.
Goodwill and other intangible assets
Goodwill represents the excess of the fair value of consideration transferred over the fair value of net identifiable assets acquired. Other intangible assets consist of customer relationships, developed technology, noncompete agreements and licensed IP which are amortized over their useful lives of five years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.
Goodwill is not amortized but is tested annually for impairment and more often if there is an indicator of impairment that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying amount. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.
No indicators of impairment or impairments charges were identified or recorded to goodwill or other intangible assets during the years ended December 31, 2024 and 2023.
Impairment of long-lived assets
The Company continually monitors events and changes in circumstances that could indicate the carrying amounts of long-lived assets, including property and equipment, may not be recoverable. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the future undiscounted cash flows of the underlying assets. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the assets may not be recoverable. No impairment charges were recorded to other long-lived assets for the years ended December 31, 2024 and 2023.
9

Deferred transaction costs
Deferred offering costs are capitalized and consist of fees and expenses incurred in connection with the Company’s IPO, including the legal, accounting, printing, and other IPO-related costs. Upon completion of the IPO in May of 2024, $3.3 million of deferred transaction costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering. No balance was outstanding as of December 31, 2024. The balance of deferred offering costs as of December 31, 2023 was $1.2 million.
Concentrations of credit risk
Accounts receivable from customers representing 10% or more of the Company’s total accounts receivable were as follows:

	Year Ended December 31,
	2024	2023
Customer A	21%	*
Customer B	15%	*
Customer C	*	20%
Customer D	*	15%

* Customer accounted for less than 10% of total accounts receivable at period end.
Revenue from customers representing 10% or more of the Company’s total revenue was as follows:

	Year Ended December 31,
	2024	2023
Customer E	15%	*

* Customer accounted for less than 10% of total revenue for the year ended December 31, 2023.

None of the Company’s customers represented more than 10% of the Company’s total revenue during the year ended December 31, 2023.
In addition to trade receivables and revenue, the Company's cash on deposit with financial institutions is also exposed to concentration risk. The Company's cash on deposit with financial institutions is insured through various public and private bank deposit insurance programs, foreign and domestic; however, a significant portion of cash balances held as of December 31, 2024 and 2023 exceeded insured limits.
As of December 31, 2024, $2.4 million, or 12%, of the Company’s cash and cash equivalents was maintained with one financial institution, where the Company’s current deposits are in excess of federally insured limits, and $4.5 million, or 23%, was held by the Company’s foreign subsidiaries.
Marketable securities
The Company’s investments in marketable securities have been classified and accounted for as available-for-sale and are recorded at estimated fair value. The Company’s available-for-sale marketable securities are comprised of money market funds, U.S. treasury securities and U.S. government securities. The Company classifies its investments with original maturities of three months or less when acquired as cash equivalents. The Company classifies its marketable securities with original maturities of longer than three months but within twelve months as of the reporting date as current marketable securities. Marketable securities with maturities of twelve months or longer as of the reporting date are classified as non-current marketable securities. Purchase discounts are accreted using the effective interest method over the life of the related security and such accretion is included in interest income in the consolidated statements of loss.
10

For available-for-sale debt securities in an unrealized loss position, the Company evaluates whether it intends to sell the security before the recovery of its amortized cost basis. If both of these criteria are met, the security’s amortized cost basis is written down to fair value and a loss is recorded in interest and other expense, net on the consolidated statements of loss, not to exceed the amount of the unrealized loss. The Company did not recognize any other-than-temporary impairment on its marketable securities during the year ended December 31, 2024. Unrealized gains and losses (excluding other-than-temporary impairment and credit loss) on available-for-sale marketable securities are reported in other comprehensive loss on the consolidated statements of comprehensive loss. Credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge to interest and other expense, net on the consolidated statements of loss. The cost of securities sold is based on the specific identification method and realized gains and losses are reported in interest income and interest and other expense, net on the consolidated statements of loss, respectively. The Company recognized $0.1 million of unrealized gains on available-for-sale marketable securities in other comprehensive loss on the consolidated statements of comprehensive loss during the year ended December 31, 2024. The Company did not hold marketable securities in the year ended December 31, 2023.
Allowance for credit losses
The Company assesses its ability to collect outstanding receivables and contract assets and provides customer-specific allowances, allowances for credit losses for the portion of receivables and contract assets that are estimated to be uncollectible. Allowances for credit losses are based on historical collection experience and expected credit losses, customer specific financial condition, current economic trends in the customer's industry and geographic region, changes in customer demand and the overall economic climate in the market the Company serves. Provisions for the allowance for expected credit losses attributable to bad debt are recorded as general and administrative expenses in the consolidated statements of loss. Account balances deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers or the market the Company serves change, the Company’s estimate of the recoverability of its accounts receivable and contract assets could be further adjusted. The Company does not have any material account receivable or contract asset balances that are past due and has not written off any significant balances in its portfolio against the allowance for credit losses for the periods presented. The following table presents the Company’s allowance for credit losses during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Beginning balance – January 1	$540	$762
Provision for credit losses	351	220
Accounts written off	(114)	(442)
Ending balance – December 31	$777	$540

Income taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of the enactment date.
The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company determines that Silvaco will be able to realize deferred tax assets for which a valuation allowance was used to reduce their carrying value, the adjustment to the valuation allowance will be recorded as a reduction to the provision for income taxes.
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more-likely-than-not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitations has expired, or the appropriate taxing authority has completed its examination even though the statute of limitations remains open.
The Company recognizes interest and penalties related to income taxes within the income tax provision line in the consolidated statements of loss. Accrued interest and penalties are included within accrued income taxes in the consolidated balance sheets.
11

Foreign currencies
The financial statements of Silvaco's international subsidiaries with local functional currencies are translated to U.S. dollars upon consolidation. Assets and liabilities are translated at the effective exchange rate on the balance sheet date. Results of operations are translated at average exchange rates, which approximate rates in effect when the underlying transactions occurred. For the years ended December 31, 2024 and 2023, the Company recorded foreign currency translation adjustments of $0.4 million and $0.1 million, respectively, within accumulated other comprehensive loss.
Certain sales and intercompany transactions are denominated in foreign currencies. These transactions are recorded in functional currency at the appropriate exchange rate on the transaction date. Monetary assets and liabilities denominated in a currency other than the Company's functional currency or its subsidiaries' functional currencies are remeasured at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in interest and other expense, net in the consolidated statements of loss. The Company recorded net foreign exchange losses of $0.4 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.
Accumulated other comprehensive loss
Accumulated other comprehensive loss is composed entirely of foreign currency translation adjustments and unrealized gains and losses on marketable securities.
Stock-based compensation
The Company accounts for stock-based payments in accordance with the authoritative guidance issued by the FASB on stock-based compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of actual forfeitures. For stock-based payment awards that contain performance criteria, stock-based compensation expense is recorded when the achievement of the performance condition is considered probable of achievement and is recorded on a straight-line basis over the requisite service period. If such performance criteria are not met, no compensation expense is recognized and any recognized compensation expense is reversed. For awards with market and service conditions, the Company recognizes stock-based compensation on a straight-line basis for all awards for which the service conditions are met, regardless of whether the market condition is achieved.
Prior to the IPO, the Company had not recorded stock-based compensation expense, as the restricted stock units (“RSUs”) granted under the 2014 Plan generally had two vesting requirements, a time and service-based requirement (the “Time-Based Requirement”) and a liquidity event requirement (the “Liquidity Event Requirement”). The satisfaction of the Liquidity Event Requirement was not probable as of December 31, 2023. See Note11. Stock-Based Compensation for additional information.
Prior to January 1, 2024, the Company valued the awards granted using historical estimates of the fair value of Silvaco’s common stock. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation.
Commencing January 1, 2024 and prior to the IPO, the grant date fair value of the awards was derived from an interpolation based on the contemplated listing price of the Company’s anticipated IPO. For RSUs granted after the IPO, the Company used the publicly listed closing stock price on the grant date as the grant date fair value.
Fair value of financial instruments
The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses valuation approaches that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:
■Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
■Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices), for substantially the full term of the asset or liability.
■Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
12

As of December 31, 2024 and 2023, the carrying amount of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated their fair values due to their short maturities. The Company’s available for sale marketable securities have an amortized costs that approximates fair value, which was determined using quoted prices in active markets for identical assets and if that is unavailable, using third-party inputs which are either directly or indirectly observable, such as reported trades and broker or dealer quotes as of December 31, 2024. The Company's related party line of credit at December 31, 2023 was carried at net carrying value. See Note 16, Fair Value of Financial Instruments for additional information.
Research and development grants and tax subsidies
Silvaco is a recipient of R&D grants and tax subsidies associated with the Company's French and British subsidiaries. Grants and tax subsidies are determined on the basis of eligible R&D expenses incurred during the calendar year. Eligible expenditures include depreciation expenses relating to fixed assets, created or acquired newly, assigned to eligible R&D projects, including patents acquired; costs relating to staff qualifying as scientists or engineers; expenses resulting from outsourced R&D projects; expenses incurred for patent registration or in connection with the defense of patents; and expenses relating to the monitoring of technical developments. The grants and tax subsidies are recorded as a reduction of R&D expense as qualifying expenditures are incurred. Certain tax subsidies can be offset against corporate income tax liabilities payable with respect to the calendar year during which the eligible R&D expenditures were incurred, and any excess credit is refunded to the taxpayer. Certain tax subsidies and all grants are paid to the Company in cash, which are included in prepaid expenses and other current assets in the Company's consolidated balance sheets until the Company receives the cash payment.
Leases
The Company determines if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. A contract is or contains a lease when the Company has the right to control the use of an identified asset for a period of time. The commencement date of the lease is the date that the lessor makes an underlying asset available for use by the lessee. On the commencement date, leases are evaluated for classification and assets and liabilities are recognized based on the present value of lease payments over the lease term. Leases are classified as either operating or finance leases based on certain criteria. This classification determines the timing and presentation of expenses on the income statement, as well as the presentation of the related cash flows and balance sheet. Operating leases with terms greater than 12 months are recorded on the balance sheet as operating lease right-of use assets, other accrued expenses and liabilities, and non-current operating lease liabilities. The Company has elected the practical expedient to account for the lease and non-lease components as a single lease component for all asset classes.
The lease term used to calculate the lease liability includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The right of use (“ROU”) asset is initially measured as the amount of lease liability, adjusted for any initial lease costs, prepaid lease payments and any lease incentives. Variable lease payments, consisting primarily of reimbursement of costs incurred by lessors for common area maintenance, real estate taxes and insurance, are not included in the lease liability and are recognized as they are incurred.
As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental secured borrowing rate at lease commencement to measure ROU assets and lease liabilities. The discount rate used for operating leases is primarily determined based on an analysis of the Company’s incremental secured borrowing rate. The related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which the Company has the right to use the asset.
The Company has no finance leases. See Note 4 for further information.
Advertising
Advertising costs are expensed as incurred and were $39,000 and $28,000 for the years ended December 31, 2024 and 2023, respectively.
Net Loss per Share
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents attributable to RSU grants.
The following outstanding securities were excluded from the computation of diluted earnings per share because (i) the effect would be anti-dilutive for the year ended December 31, 2024, and (ii) the securities were contingent upon conditions for issuance which were not satisfied as of December 31, 2023. See Note 11, Stock-Based Compensation for additional information.

	December 31,
	2024	2023
RSU Grants	1,503,662	3,398,276

13

Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The Company adopted this standard on January 1, 2024, and the adoption did not impact the consolidated financial statements.
In November 2023, the FASB issued Accounting Standards Update ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis. The Company adopted the new standard with the filing of this Annual Report on Form 10-K. Upon adoption, the guidance was applied retrospectively to all prior periods presented in the consolidated financial statements, which resulted in the disclosure of payroll expenses as a significant segment expense. See Note 13 Segment Reporting and Geographical Concentration for additional information.
Accounting Guidance Issued and Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires additional disclosure of certain amounts included in the expense captions presented on the statements of loss as well as disclosures about selling expenses. This ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements and related disclosures.
14

3. Revenue
The Company's revenue is derived principally from contracts which promise to deliver combinations of software licensing and related maintenance and services, which are accounted for as separate performance obligations with differing revenue recognition patterns. The transaction price is allocated to each distinct performance obligation based on the relative standalone selling price. Software license revenue consists of the Company’s software sold under a software license and is generally recognized upon shipment and delivery of license keys. Maintenance and service revenue consists of both maintenance revenues, which is recognized ratably over the term of the arrangement, and professional services revenues which is recognized based on when the Company delivers the related service pursuant to the terms of the arrangement.
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
The contract balances of the Company’s accounts receivable and contract assets, net of allowance for expected credit losses, and deferred revenue as of December 31, 2024, December 31, 2023 and January 1, 2023 were as follows:

	Contract Balances
	December 31, 2024	December 31, 2023	January 1, 2023
	(in thousands)
Accounts receivable, net	$9,211	$4,006	$5,998
Contract assets, net	$24,543	$14,999	$10,536
Deferred revenue	$11,090	$12,953	$11,553

Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2024, approximately $34.3 million of revenue is expected to be recognized from remaining performance obligations. This figure represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog, net of cancellations and adjustments. The Company's backlog represents installment billings for periods beyond the current billing cycle. The Company expects to recognize revenue on approximately 46% of these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
Deferred Revenue
Deferred revenue is comprised mainly of unearned revenue related to PCS on software licenses and pending software license deliveries. Deferred revenue also includes contracts for professional services to be performed in the future.
During the years ended December 31, 2024 and 2023, the Company recognized revenue of $6.7 million and $7.2 million, respectively, that was included in the deferred revenue balance at the beginning of fiscal year 2024 and 2023, respectively. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue recognized during the years ended December 31, 2024 and 2023 as described above. Approximately 68% of the Company's deferred revenue as of December 31, 2024 is expected to be recognized over the next 12 months with the remainder recognized thereafter.
15

4. Leases
The Company’s headquarters are located in Santa Clara, California, where the Company has an operating lease covering its corporate office expiring in March of 2025. The Company also has operating leases in Duluth, Georgia, and abroad, in Japan, France, China, the United Kingdom, Taiwan, Singapore, and Korea, among other countries. The expiration dates for these operating leases range from 2025 through 2029.
The components of operating lease cost were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating lease cost	$940	$1,003
Variable lease cost (1)	168	223
Total operating lease cost	$1,108	$1,226

(1)Variable lease cost includes common area maintenance, utilities, security, insurance and property taxes.
Additional information related to the Company’s operating leases for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash paid for operating lease liabilities	$930	$1,028
Right-of use assets obtained in exchange for operating lease liabilities	$607	$452

	December 31,
	2024	2023
Weighted average remaining lease term (in years)	3.41	4.09
Weighted average discount rate	3.00%	3.84%

As of December 31, 2024, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
(in thousands)
2025	$752
2026	413
2027	233
2028	194
2029	194
Total lease payments	$1,786
Less: imputed interest	(96)
Total operating lease liabilities	$1,690
Current portion of lease liability	744
Non-current portion of lease liability	$946

Rent expense was $1.2 million in each of the years ended December 31, 2024 and 2023.
16

5. Property and Equipment, Net
The Company’s property and equipment at December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Computer software	$5,944	$5,547
Equipment	512	545
Buildings and improvements	198	167
Leasehold improvements	212	186
Furniture and fixtures	139	156
Total property and equipment	7,005	6,601
Less accumulated depreciation	(6,140)	(6,010)
Total property and equipment, net	$865	$591

During the year ended December 31, 2024, the Company retired $0.2 million of property and equipment that was fully depreciated and no longer in service. During the years ended December 31, 2024 and 2023, the Company recorded an immaterial noncash gain and an immaterial noncash loss, respectively, on the disposal of fixed assets. Depreciation expense was $0.3 million for each of the years ended December 31, 2024 and 2023.
6. Goodwill and Intangible Assets
There were no changes in goodwill during the years ended December 31, 2024 and 2023.
For the years ended December 31, 2024 and 2023, intangible assets were classified as follows:

		December 31, 2024
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	5	$800	$(666)	$134
Customer relationships	5	90	(90)	—
Non-compete agreements	5	20	(17)	3
Licensed IP	5	4,979	(747)	4,232
Total intangible assets		$5,889	$(1,520)	$4,369

		December 31, 2023
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	5	$2,660	$(2,367)	$293
Customer relationships	5	2,416	(2,374)	42
Non-compete agreements	5	179	(172)	7
Total intangible assets		$5,255	$(4,913)	$342

On April 11, 2024, the Company amended its license agreement to sell SIP developed in partnership with NXP (the “NXP IP”) for total cash consideration of $6.0 million, to be paid over 5 years. The NXP IP has a net book value of $4.2 million as of December 31, 2024 and a useful life of 5 years, which is the length of the license agreement. The Company recorded a corresponding vendor financing obligation related to the license agreement with NXP. See Note 10, Debt and Financing Obligations, for further discussion.
17

Amortization expense for intangible assets was $1.0 million during the year ended December 31, 2024, of which $0.7 million was recognized in cost of revenue, as the licensed IP relates to recognized sales, with the remainder recognized in research and development expense in the Company’s consolidated statements of loss. Amortization expense for intangible assets was $0.3 million during the year ended December 31, 2023, all of which was recognized in research and development expense in the Company’s consolidated statements of loss.
On January 1, 2024, the Company retired $4.3 million of intangible assets that were fully amortized.
As of December 31, 2024, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31,
Amount
(in thousands)
2025	$1,132
2026	996
2027	996
2028	996
Thereafter	249
Total net carrying value of intangible assets	$4,369

7. Significant Balance Sheet Components
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Research and development tax credits and grants	$900	$896
Deferred sales commissions(a)	793	808
Software and subscriptions	679	359
Current lease deposits	321	104
Other prepaid expenses	767	382
Total prepaid expenses and other current assets	$3,460	$2,549

Other assets consisted of the non-current items below:

	December 31,
	2024	2023
	(in thousands)
Deferred sales commissions(a)	$1,449	$1,501
Lease deposits	142	238
Other prepaid expenses	107	86
Total other assets	$1,698	$1,825

(a)Balance reflects commissions paid for new contracts, primarily new multi-year term license arrangements to be amortized over the anticipated customer life of five years.
8. Related Parties
The Company has a commercial lease agreement with Kipee International, Inc., a related party controlled by Katherine Ngai-Pesic (“Ms. Ngai-Pesic”), who is the Company's founding principal stockholder and chairperson of the Board of Directors, for the Company’s corporate office in Santa Clara, California. In connection with this lease arrangement, the Company recorded rent expense of $0.2 million during the years ended December 31, 2024 and 2023. The Company's right-of-use asset and operating lease liability under this three-year arrangement, which commenced on May 1, 2022 and expires on March 31, 2025, is $0.1 million as of December 31, 2024.
18

The Company has two international office leases with New Horizons (Cambridge) LTD (“NHC”) and New Horizons France (“NHF”) in Cambridgeshire, England and Grenoble, France, respectively. NHC and NHF are real estate entities owned and controlled by Ms. Ngai-Pesic. In connection with these lease arrangements, the Company recorded rent expense of $0.3 million during the each of the years ended December 31, 2024 and 2023. The Company's right-of-use asset and operating lease liability under the NHC lease, which expires on December 31, 2029, is $0.9 million as of December 31, 2024. The Company's right-of-use asset and operating lease liability under the NHF lease, which expires on April 30, 2026, is $0.1 million as of December 31, 2024.
On June 13, 2022, Silvaco entered into a $4.0 million line of credit with Ms. Ngai-Pesic (the “2022 Credit Line”). In connection with this line of credit, the Company recorded interest expense of $0.1 million and $0.2 million during the years ended December 31, 2024 and 2023, respectively. The outstanding amounts due under the 2022 Credit Line were repaid in full and the 2022 Credit Line was terminated in May 2024. See Note 10, Debt and Financing Obligations, for further discussion.
During the year ended December 31, 2023, the Company recorded $0.4 million in legal expenses pursuant to an indemnification agreement for attorney’s fees incurred, by the son of the Company's founding principal stockholder incurred relating to his former role as a member of the board of directors.
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
9. Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Estimated litigation claim(a)	$11,306	$—
Accrued employee expenses	6,611	6,329
Accrued taxes payable	1,276	1,278
Accrued operating expense	290	1,368
Accrued royalties payable(b)	215	1,113
Other	103	167
Total accrued expenses and other current liabilities	$19,801	$10,255

(a)Represents estimated litigation-related charges incurred in connection with the Nangate Litigation described in Note 14, Commitments and Contingencies.
(b)Silvaco has entered into various renewable license agreements under which the Company has been granted access to the licensor's technology and the right to sell the technology in its product line. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales, revenue or flat fees. Royalty fees are reported in cost of revenue upon delivery pursuant to the terms and conditions of the Company’s contractual obligations.

Total non-current liabilities as of December 31, 2024 and 2023 consisted primarily of net deferred tax liabilities. See Note 12. Income Taxes for further information.
10. Debt and Financing Obligations
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
In December 2023, the Company entered into a loan facility with East West Bank (the “East West Bank Loan”) which had a maturity date of December 14, 2025 and provided for borrowings of up to $5.0 million bearing interest at a per annum rate equal to one half of one percent (0.5%) above the greater of (i) the prime rate or (ii) four and one half percent (4.5%). The Company drew $4.3 million on the East West Bank Loan during the year ended December 31, 2024, and repaid the $4.3 million in full in May 2024. Accordingly, the Company recognized a loss on debt extinguishment of $0.1 million and interest expense of $0.2 million during the year ended December 31, 2024, with respect to the East West Bank Loan. In May 2024, the East West Bank Loan was terminated.
19

On April 11, 2024, the Company amended its license to sell the NXP IP for total cash consideration of $6.0 million, to be paid over 5 years, pursuant to which the Company recorded an associated vendor financing obligation, which has a balance of $4.4 million as of December 31, 2024. The Company determined that this vendor financing obligation had an imputed interest rate of 9%, which is reflective of its borrowing rate with similar terms to that of the license agreement, and recognized interest expense of $0.3 million during the year ended December 31, 2024. The Company’s vendor financing obligation is comprised of the following payments as of December 31, 2024:

For the year ending December 31,	Amount
(in thousands)
2025	$1,500
2026	1,200
2027	1,200
2028	1,200
Total undiscounted cash flows	$5,100
Less: Imputed interest	710
Present value of vendor financing obligation	$4,390
Vendor financing obligation, current	1,462
Vendor financing obligation, non-current	$2,928
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
On May 13, 2024, the Micron Note was converted into 294,217 shares of the Company’s common stock in connection with the consummation of the IPO. The shares issued pursuant to the Micron Note were registered for resale under the Securities Act. Upon the settlement of the Micron Note, the derivative liability was settled and the Company remeasured it to its fair value and recorded a loss on derivative remeasurement of $28,000 during the year ended December 31, 2024, which was recorded in interest and other expense, net on the Company’s consolidated statements of loss. As a result, the fair value of the shares issued of $5.6 million was recognized in additional paid-in capital and the Company settled the debt, inclusive of the derivative liability, and recognized a loss on debt extinguishment of $0.6 million during the year ended December 31, 2024.
11. Stock-Based Compensation
Stock-Based Compensation Plans
On March 18, 2024, the number of shares of common stock reserved for issuance under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) was increased to 4.6 million and the term of the 2014 Plan was extended to March 18, 2034. On April 26, 2024, in connection with the Company’s IPO, the Company’s board of directors approved and adopted, subject to stockholder approval, the 2024 Stock Incentive Plan (“2024 Plan”), and the Company’s stockholders approved the 2024 Plan on April 29, 2024. The 2024 Plan became effective on May 8, 2024 and supersedes the Company’s 2014 Plan. All forfeited shares underlying RSUs granted under the 2014 Plan and shares reserved for future issuance under the 2014 Plan are included in the share reserve under the 2024 Plan. As of December 31, 2024, the number of shares of common stock reserved for future issuance under the 2024 Plan was 4,334,148.
20

The Company issues RSUs to its employees, directors and service providers. The RSUs awarded under the 2014 Plan generally had two vesting requirements, a Time-Based Requirement and a Liquidity Event Requirement. The Liquidity Event Requirement would be satisfied as to any then-outstanding RSUs on the first to occur of: (1) a change in control event (as defined in the award agreement) or (2) the first sale of common stock pursuant to an underwritten IPO, in either case, within 10 years of the grant date. The Liquidity Event Requirement was satisfied upon the consummation of the IPO on May 13, 2024. Certain RSUs required the employee to be employed with the Company upon the consummation of the IPO for the Liquidity Event Requirement to be satisfied. The Time-Based Requirement generally requires four years for full vesting of the grants, with 25% vesting after one year and quarterly vesting over the subsequent three years. Certain grants have had modified time-based vesting requirements, including certain grants that have been issued with the Time-Based Requirement satisfied on the grant date. Once the Liquidity Event Requirement was satisfied, the Company recognizes its stock-based compensation expense ratably over the requisite service period, which is generally four years.
The following table summarizes the Company's RSU activity pursuant to the 2014 Plan and the 2024 Plan for the year ended December 31, 2024:

	Weighted Average		Number of Awards
	Grant Date Fair Value	Remaining Contract Term (in years)
Balance as of December 31, 2023	$7.20	6.56	3,398,276
Granted	15.71	9.09	1,183,350
Vested	10.78	8.00	(2,914,650)
Forfeited / canceled	9.42	7.00	(163,314)
Balance as of December 31, 2024	$12.75	8.83	1,503,662

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
In November 2023, the Company issued 30,000 RSUs with certain performance-based conditions, in addition to the Time-Based Requirement, and a grant date fair value of $0.4 million. The Company estimates the probability of achievement of applicable performance goals for performance-based RSUs in each reporting period and recognizes related stock-based compensation expense using the straight-line attribution method. The amount of stock-based compensation expense recognized in any period can vary based on the attainment or expected attainment of the various performance goals. If such performance goals are not ultimately met, no stock-based compensation expense is recognized and any previously recognized compensation expense is reversed. The Company recognized stock-based compensation expense of $0.1 million related to these RSUs during the year ended December 31, 2024. The Company did not recognize stock-based compensation expense related to these RSUs during the year ended December 31, 2023.
In November 2023, the Company issued 75,000 RSUs with certain market-based conditions, in addition to the Time Based Requirement and the Liquidity Event Requirement, and a grant date fair value of $0.6 million. The Company estimated the fair value of market-based RSUs on the grant date using a Monte Carlo simulation model. The vesting of the market-based RSUs is contingent on achieving a minimum volume-weighted average stock price (“VWAP”) prior to the expiration of the RSUs. The assumptions used in the Monte Carlo simulation model to determine the grant date fair value were a daily VWAP of $8.92, a volatility of 50%, and a risk-free rate of 4.3%. The Company recognized stock-based compensation expense of $0.1 million related to these RSUs during the year ended December 31, 2024. The Company did not recognize stock-based compensation expense related to these RSUs during the year ended December 31, 2023.
During the year ended December 31, 2024, the Company’s compensation committee approved the issuance of a variable number of RSUs as a portion of the employee bonus program for the fiscal year 2024. The number of RSUs issued will be calculated as the volume-weighted average price of the Company’s common stock upon the bonus being finalized after the end of the fiscal year. As the Company has an obligation to issue a variable number of shares for a fixed monetary amount, the RSUs will be accounted for as liability-classified awards and subsequently re-measured to their fair value at each reporting date. The Company recognized stock-based compensation expense of $0.6 million associated with the liability-classified RSUs during the year ended December 31, 2024, with a corresponding increase to accrued expenses of $0.6 million. If the bonus was finalized on December 31, 2024, the Company would have been required to issue an aggregate of 74,851 RSUs to its employees.
As of December 31, 2024, the Company had unrecognized stock-based compensation expense of $15.4 million which is expected to be recognized over a weighted average period of 2.43 years.
21

Employee Stock Purchase Plan
The Company’s 2024 Employee Stock Purchase Plan (the “2024 ESPP”) allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. Under the 2024 ESPP, the first offering began on August 1, 2024, and ended on the purchase date of November 30, 2024. The second offering began on December 1, 2024, and ends on the purchase date of May 31, 2025. Under the terms of the 2024 ESPP, if the fair market value on the purchase date is less than the fair market value at the beginning of the offering period, the offering may be terminated and a new offering may be commenced.
Pursuant to the first offering, the shares purchased, the weighted average purchase price, and the cash received for 2024 ESPP purchases during the year ended December 31, 2024 were as follows (in thousands, except shares purchased and weighted average purchase price):

Year Ended December 31, 2024
Shares purchased	44,930
Weighted average purchase price	$7.01
Cash received	$315
The weighted average fair value of each award granted under the 2024 ESPP of $2.65 for the year ended December 31, 2024 was based on the Black-Scholes option pricing model and used the following weighted average assumptions:

Year Ended December 31, 2024
Dividend yield	$—
Expected volatility	46.80%
Risk-free interest rate	4.45%
Expected term (in years)	0.46
Weighted average fair value of shares granted	$2.65
Unrecognized stock-based compensation cost for awards granted under the 2024 ESPP as of December 31, 2024 of $0.1 million will be amortized over 5 months.
Stock-based Compensation Expense
In total the Company recorded stock-based compensation expense of $26.9 million during the year ended December 31, 2024 for the service period through such date using the straight-line attribution method, net of actual forfeitures, based on the grant-date fair value of the RSU awards and awards granted under the 2024 ESPP. The Company did not record stock-based compensation expense during the year ended December 31, 2023. The following table summarizes stock-based compensation expense by function for the year ended December 31, 2024:

Year Ended December 31, 2024
(in thousands)
Cost of revenue	$2,974
Research and development	5,091
Selling and marketing	4,319
General and administrative	14,531
$26,915
22

12. Income Taxes
The domestic and foreign components of the Company's (loss) income before tax provision for the years ended December 31, 2024 and 2023, were as follows:

	December 31,
	2024	2023
	(in thousands)
Domestic	$(42,292)	$(2,620)
Foreign	3,372	3,130
(Loss) income before income tax provision	$(38,920)	$510

The components of the Company's income tax provision for the years ended December 31, 2024 and 2023, were as follows:

	December 31,
	2024	2023
	(in thousands)
Current:
Federal	$56	$393
State	36	62
Foreign	303	408
Deferred:
Foreign	89	(37)
Income tax provision	$484	$826

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Accruals and reserves	$3,436	$735
Depreciable and amortizable assets	5,767	3,765
Net operating loss carryforward	766	561
Tax credits	8,279	7,328
Stock-based compensation expense	492	—
Total deferred tax asset	$18,740	$12,389
Valuation Allowance	(18,621)	(12,270)
Net deferred tax asset	$119	$119
Deferred tax liabilities
Revenue recognition	(414)	(349)
Net deferred tax liability	$(295)	$(230)

23

The following is a reconciliation of the federal statutory income tax rate to the Company's effective tax rate for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Tax at federal statutory rate	21%	21%
Tax credits	2%	(60)%
Other	(10)%	(65)%
Valuation allowance	(14)%	266%
Effective tax rate	(1)%	162%

Management establishes a valuation allowance for those deductible temporary differences when it is more likely than not that the benefit of such deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon the Company's ability to generate taxable income during periods in which the temporary differences become deductible. Management regularly reviews the deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Through the year ended December 31, 2024, management believes that it is more likely than not that the deferred tax assets will not be realized, such that a full valuation allowance has been recorded.
During the years ended December 31, 2024 and 2023, the valuation allowance increased by $6.4 million and $1.6 million, respectively.
As of December 31, 2024, the Company had net operating loss carryforwards for federal income tax purposes of $0.42 million and federal research and development credits of $6.9 million which begin expiring in 2028.
As of December 31, 2024 the Company had net operating loss carryforwards for state income tax purposes of $4.9 million which begin expiring in 2029 and state research and development credits of $8.6 million which begin expiring in 2025.
The Company has not recorded a provision for deferred U.S. tax expense that could result from the remittance of foreign undistributed earnings since the Company intends to reinvest the earnings in its foreign subsidiaries indefinitely.
The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

	December 31,
	2024	2023
	(in thousands)
Balance as of January 1,	$7,247	$6,827
Increases related to prior years' tax positions	—	32
Increases related to current year's tax positions	712	388
Decreases related to prior years' tax positions	—	—
Balance as of December 31,	$7,959	$7,247

The Company records unrecognized tax benefits, where appropriate, for all uncertain income tax positions. The Company recorded unrecognized tax benefits for uncertain tax positions of approximately $8.0 million as of December 31, 2024, of which $1.4 million, if recognized, would impact the effective tax rate.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. During the years ended December 31, 2024 and 2023, interest and penalties recorded in the consolidated statements of loss were $22,000 and $19,000, respectively. The amounts of accrued interest and penalties recorded on the consolidated balance sheets as of December 31, 2024 and 2023 were $99,000 and $77,000, respectively. The Company does not believe there will be material changes in its unrecognized tax positions over the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and certain foreign jurisdictions. The Company is not currently under audit by the Internal Revenue Service or other similar state, local, or foreign authorities. All tax years in the U.S. remain open to examination due to utilization of net operating losses and credits. Tax years from 2007 forward are subject to foreign income tax examinations by tax authorities.
24

13. Segment Reporting and Geographical Concentration
The Company manages its operations through an evaluation of a consolidated business segment that solves semiconductor design challenges by offering affordable and competitive TCAD software, EDA software and design IP to support engineers and researchers across the globe. The chief operating decision maker (‘CODM”), who is the Company’s Chief Executive Officer, Dr. Babak A. Taheri, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment.
The following table presents a summary of revenue, payroll expenses, which the CODM reviews in assessing Company performance and deciding how to allocate resources, and total other expenses as a reconciliation to consolidated net loss for the years ended December 31, 2024 and 2023.

	December 31,
	2024	2023
	(in thousands)
Total revenue	$59,680	$54,246
Expenses
Payroll expenses	67,270	36,502
All other expenses, net	31,814	18,060
Total expenses	99,084	54,562
Net loss	$(39,404)	$(316)

Revenue is attributed to geography based upon the country in which the software license is used, or maintenance and services are delivered. The Company's single reportable segment recorded customer revenue from the following geographical areas for the years ended December 31, 2024 and 2023:

	December 31,
Region	2024	2023
	(in thousands)
United States	$21,934	$16,214
China	11,010	12,410
Japan	10,796	7,556
Korea	3,106	7,505
All other	12,834	10,561
Total revenue	$59,680	$54,246

Property and equipment, net are attributed to geography based on the country where the assets are located. The following table presents a summary of property and equipment by region as of December 31, 2024 and 2023:

	December 31,
Region	2024	2023
	(in thousands)
United States	$507	$242
Japan	142	74
China	120	152
All other countries	96	123
Total property and equipment, net	$865	$591

14. Commitments and Contingencies
Warranties
The Company typically provides its customers a warranty on its software licenses for a period of no more than 90 days and on its other tools for a period of no more than one year. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the years ended December 31, 2024 and 2023, the Company has not incurred any costs related to warranty obligations.
25

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
On July 23, 2024, a jury awarded the Nangate Parties $11.3 million in damages under breach of contract related claims, including breach of contract and breach of the covenant of good faith and fair dealing, and court and litigation related costs and certain expert expenses subject to the Nangate Parties establishing the legal right to them and to be determined by the court (the “Contract Damages”). As a result, during the year ended December 31, 2024, the Company recorded a charge to estimated litigation claim and accrued expenses and other current liabilities of $11.3 million for the Contract Damages awarded to the Nangate Parties.
The jury also found the Company and the Co-Defendants liable for certain of the fraudulent and negligent misrepresentation claims and awarded the Nangate Parties $6.6 million. Incremental punitive damages relating to these claims, including $17.0 million payable by the Company and a total of $16.0 million to be paid by the Co-Defendants, were awarded following a hearing on August 16, 2024 (collectively, the “Fraud Damages”). The Nangate Parties have the option to choose either the Contract Damages or the Fraud Damages, but in no circumstances will the Nangate Parties receive both remedies. Therefore, the Company recorded the minimum amount awarded to the Nangate Parties.
The Company and the Co-Defendants may appeal the judgement, which will require the Company to collateralize and post an appellate bond of up to $35.4 million. The Company believes it has strong grounds for appeal and is pursuing post-trial motions. Additionally, the Company believes that there are strong arguments in support of substantially reducing the punitive damages portion of the Fraud Damages, which the Company believes are excessive under California Law, and the United States and California constitutions, particularly given the disproportionate nature of the punitive damages relative to the compensatory damages. Given the uncertainty surrounding the potential reduction of the punitive damages after the appeal, the Company at this time cannot reasonably estimate the possible loss or range of loss, if any, that might arise from the Fraud Damages, and above-mentioned court and litigation related costs and certain expert expenses that may be awarded. Therefore, the Company has not recorded any charges for potential liability related to Fraud Damages, and court and litigation related costs and certain expert expenses that may be awarded in this matter.
26

On August 19, 2021, Aldini AG (“Aldini”) sued Silvaco, Inc., the Company’s French affiliate, a member of the Company’s board of directors and the Company’s CEO, among numerous other noncompany defendants, including the Government of France, in connection with the Company’s interactions with Dolphin Design SAS (“Dolphin”). Aldini’s allegations center around the bankruptcy and reorganization of Dolphin in 2018 and Silvaco, Inc.’s acquisition of certain memory assets of Dolphin, which Aldini alleges was done in violation of its rights as a shareholder of Dolphin. Aldini’s First Amended Complaint asserts various tort claims including claims for trade secret theft, conspiracy, and intentional interference with a prospective economic advantage. Silvaco, Inc. filed a motion to dismiss; the trade secret theft and conspiracy claims were dismissed with prejudice and the intentional tort claims were dismissed with leave to amend. On August 23, 2022, Aldini filed a Second Amended Complaint that included similar claims of trade secret theft, conspiracy, and intentional interference with a prospective economic advantage in relation to Silvaco, Inc.’s acquisition of certain assets of Dolphin. Aldini seeks $703.0 million and punitive damages. On March 17, 2023, the Second Amended Complaint was dismissed on all counts, subject to a right of appeal. Aldini filed a notice of appeal on April 27, 2023 and arguments were scheduled for November 22, 2024. On December 19, 2024, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal of all claims brought against the Company by Aldini AG. The Company accordingly has not recorded a charge for this contingency.
The Company is subject to sanctions laws and regulations and export control and import laws and regulations of the United States and other applicable jurisdictions, including the Export Administration Regulations, U.S. Customs regulations, and economic and trade sanctions regulations administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”). Between August 2019 and June 2022, the Company filed voluntary self-disclosures with U.S. Department of Commerce, Bureau of Industry and Security (“BIS”) regarding potential violations of U.S. export control laws and regulations, specifically, the export of the Company’s licenses to certain parties designated on BIS’s Entity List and Unverified List, and the export of certain software modules without a license which was required at the time of the transaction. Such software modules were declassified by BIS in October 2020 to a lesser controlled export classification, meaning that such software generally no longer requires an export license. BIS requested and the Company agreed to toll, or pause, the statute of limitations on certain of the potential violations while it completes its review of the voluntary self-disclosures. The Company is committed to maintaining a transparent dialogue with BIS in connection with any requests for information regarding its voluntary disclosures. The Company cannot estimate any reasonably possible loss and has not recorded a charge for this contingency. If BIS chooses to bring an enforcement action against the Company in relation to any potential violations in the future, such actions could result in the imposition of significant penalties against the Company.
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
The Company is also involved in routine legal proceedings in the ordinary course of business. Unless disclosed above, the outcome of such matters is not expected to have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could materially affect the Company's results of operations, cash flows or financial position.
15. Defined Contribution Plan
The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. During the years ended December 31, 2024 and 2023, the Company contributed $1.0 million and $0.1 million, respectively, to the 401(k) Plan. In connection with the 401(k) Plan, the Company recorded expense of $0.6 million and $0.5 million during the years ended December 31, 2024 and 2023, respectively.
27

16. Fair Value of Financial Instruments
Financial instruments measured at fair value on a recurring basis
The following tables present the Company's financial assets and liabilities that are measured at estimated fair value on a recurring basis as of December 31, 2024 and 2023:

	Fair value measurements as of December 31, 2024
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	13,144	13,144	—	—
Total	13,144	13,144	—	—
Available-for-sale marketable securities:
U.S. treasury securities	27,237	—	27,237	—
U.S. government agencies securities	40,619	—	40,619	—
Total	67,856	—	67,856	—
Total	$81,000	$13,144	$67,856	$—
Liabilities:
Contingent consideration	11	—	—	11
Total	$11	$—	$—	$11

	Fair value measurements as of December 31, 2023
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Liabilities:
Contingent consideration	112	—	—	112
Total	$112	$—	$—	$112

The Company's level 1 financial assets were valued using quoted prices in active markets for identical assets as of December 31, 2024. The Company’s level 2 financial assets were determined based on third-party inputs which are either directly or indirectly observable, such as reported trades and broker or dealer quotes. The Company's marketable securities have an amortized cost that approximates fair value as of December 31, 2024.
Pursuant to the Company’s stock purchase agreements for the acquisition of Nangate in March of 2018 and PolytEDA Cloud LLC (“PolytEDA”) in January of 2021, the selling shareholders are entitled to additional milestone and earn out consideration based on operating income generated by the business and technical achievements. The milestone consideration and earn-out liabilities are classified as contingent consideration as the obligations are due in cash. As such the obligations are recorded at their fair value and re-valued period to period with any changes recorded to interest and other expense, net in the consolidated statements of loss.
The Company's contingent consideration is valued using a discounted cash flow model, and the assumptions used in preparing the discounted cash flow model include estimates for interest rates and the amount of cash flows, in addition to the expected net revenue, operating income and technical achievement of the acquired technology.
28

The following is a reconciliation of changes in the liability related to contingent consideration during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Fair value as of January 1,	$112	$792
Change in fair value	(27)	325
Earn-out payments	(74)	(502)
Milestone achievement paid	—	(500)
Foreign exchange	—	(3)
Fair value as of December 31,	$11	$112

17. Subsequent Events
On March 4, 2025, Silvaco, Inc. and Cadence Design Systems, Inc. (“Cadence”), entered into an asset purchase agreement, pursuant to which, among other things, Silvaco agreed to acquire certain assets and assume certain liabilities comprising of Cadence’s Process Proximity Compensation product line, an optical proximity correction tool in exchange for $11.5 million in cash. The acquisition was consummated on March 4, 2025.
29

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Conclusions Regarding Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of December 31, 2024, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for our company. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 framework).
Based on our evaluation under the COSO 2013 framework, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of December 31, 2024.
Remediation of Previously Identified Material Weaknesses
We identified a material weakness as of December 31, 2023, in connection with the preparation of our consolidated financial statements related to a lack of formalized accounting processes over internal control over financial reporting and an insufficient complement of personnel possessing the technical accounting and financial reporting knowledge and experience to support a timely and accurate close and financial statement reporting process.
As part of the remediation process, we implemented additional measures including the hiring of qualified accounting and finance personnel with appropriate levels of accounting and financial reporting experience to improve the timeliness and accuracy of our financial statement reporting process. We additionally formalized our accounting policies and financial reporting procedures and controls. The applicable measures have been implemented for a sufficient period of time and management has concluded, through testing, that the enhanced controls are operating effectively, and that the material weakness was remediated as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
Except for the changes discussed above, there have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.
Item 9B. Other Information
Rule 10b5-1 Trading Plans

The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action Taken	Date of Action	Duration of Rule 10b5-1 Plan	Number of Shares to be Sold under the Rule 10b5-1 Plan
Babak Taheri	Chief Executive Officer, Director	Adoption	12/15/2024	June 1, 2025 to December 31, 2025	250,000
Katherine Ngai-Pesic	Director	Adoption	12/13/2024	March 14, 2025 to December 31, 2025	205,000
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Other than set forth below, the information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.
We have adopted a code of ethics that applies to our chief executive officer, chief financial officer and other senior accounting personnel. The “Code of Ethics for the CEO and Senior Financial Officers” is located on our website at www.silvaco.com in the Investor Relations section under Corporate Governance.
We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.
In addition, we have adopted an Insider Trading and Communications Policy, attached as Exhibit 19.1 hereto, which governs the purchase, sale, and other dispositions of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards.

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2025 Annual Meeting of Stockholders.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statement Schedules.
    (1)    Financial Statements are listed in the Index to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
(b) Exhibits.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Silvaco Group, Inc. (filed as Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2024)

3.2	Amended and Restated Bylaws of Silvaco Group, Inc. (filed as Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2024)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration on Form S-1 (No. 333-278666) initially filed with the Securities and Exchange Commission on April 12, 2024

4.2*	Description of Capital Stock

4.3
Registration Rights Agreement, dated April 12, 2024, among the Registrant and the stockholders named therein (filed as Exhibit 10.25 to the Registrant’s Registration on Form S-1 (No. 333-278666) initially filed with the Securities and Exchange Commission on April 12, 2024

4.4
Stockholders Agreement, dated April 12, 2024, among the Registrant and the stockholders named therein (filed as Exhibit 10.26 to the Registrant’s Registration on Form S-1 (No. 333-278666) initally filed with the Securities and Exchange Commission on April 12, 2024)

10.1 +
Form of Indemnification Agreement between the Registrant and its directors and officers (filed as Exhibit 10.1 to the Registrant’s Registration on Form S-1 (No. 333-278666) initially filed with the Securities and Exchange Commission on April 12, 2024)

10.2 +
Amended and Restated 2014 Stock Incentive Plan and Form of Restricted Stock Unit Agreement thereunder (filed as Exhibit 10.2 to the Registrant’s Registration on Form S-1 (No. 333-278666) initially filed with the Securities and Exchange Commission on April 12, 2024)

10.3 +	2024 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration on Form S-1 (No. 333-278666) initially filed with the Securities and Exchange Commission on April 12, 2024)

10.4 +
Form of Restricted Stock Unit Agreement pursuant to the 2024 Stock Incentive Plan (filed as Exhibit 10.1 of the Registrant's Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on November 12, 2024)

10.5 +
2024 Stock Incentive Plan Form of Notice of RSU Award for Employees (filed as Exhibit 10.2 of the Registrant's Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on November 12, 2024)

10.6 +	2024 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Registrant’s Registration on Form S-1 (No. 333-278666) initially filed with the Securities and Exchange Commission on April 12, 2024)

10.7 +	Executive Severance Plan (filed as Exhibit 10.3 of the Registrant's Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on November 12, 2024)

10.8 +
Executive Severance Plan Participation Agreement, dated February 28, 2024, between the Registrant and Dr. Babak A. Taheri (filed as Exhibit 10.4 of the Registrant's Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on November 12, 2024)

10.9 +
Executive Severance Plan Participation Agreement, dated April 23, 2024, between the Registrant and Ryan Benton (filed as Exhibit 10.5 of the Registrant's Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on November 12, 2024)

10.10 +
Executive Severance Plan Participation Agreement, dated April 24, 2024, between the Registrant and Dr. Eric Guichard (filed as Exhibit 10.6 of the Registrant's Quarterly Report on Form10-Q filed with the Securities and Exchange Commission on November 12, 2024)

10.11 *+	Executive Severance Plan Participation Agreement, dated November 20, 2024, between the Registrant and Candace Jackson

10.12 +
Amended and Restated Employment Agreement, dated February 29, 2024, between the Registrant and Dr. Babak A. Taheri (filed as Exhibit 10.13 to the Registrant’s Registration on Form S-1 (No. 333-278666) initially filed with the Securities and Exchange Commission on April 12, 2024

10.13 +
Offer Letter Agreement, dated July 20, 2023, between the Registrant and Ryan Benton (filed as Exhibit 10.6 to the Registrant’s Registration on Form S-1 (No. 333-278666) initially filed with the Securities and Exchange Commission on April 12, 2024

10.14 *+	Offer Letter Agreement, dated August 29, 2024, between the Registrant and Candace Jackson

10.15 *+	Separation Agreement, dated January 2, 2025, between the Registrant and Raul Camposano

10.16 +
Consulting Advisory Agreement, dated January 12, 2022, between the Registrant and Katherine S. Ngai-Pesic (filed as Exhibit 10.7 to the Registration’s Registration on Form S-1 (No. 333-278666) initially filed with the Securities and Exchange Commission on April 12, 2024)

19.1*	Silvaco Group, Inc. Insider Trading and Communications Policy

21.1*	List of Subsidiaries of Silvaco Group, Inc.

23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Silvaco Group, Inc. Policy for Recovery of Erroneously Awarded Incentive Compensation

101.INS *	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*    Filed herewith.
**     The certifications attached as Exhibit 32.1 and 32.2 accompanying this Annual Report on Form 10-K, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
+    Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on March 5, 2025.

SILVACO GROUP, INC.

/s/ Dr. Babak A. Taheri
Dr. Babak A. Taheri Chief Executive Officer
We, the undersigned directors and officers of Silvaco Group, Inc., hereby severally constitute and appoint Dr. Babak A. Taheri, Ryan Benton and Candace Jackson, and each of them individually, with full powers of substitution and resubstitution, our true and lawful attorneys, with full powers to them and each of them to sign for us, in our names and in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the SEC, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Babak A. Taheri	Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2025
Dr. Babak A. Taheri

/s/ Ryan Benton	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2025
Ryan Benton

/s/ Katherine S. Ngai-Pesic	Chair of the Board	March 5, 2025
Katherine S. Ngai-Pesic

/s/ Dr. Hau L. Lee	Lead Independent Director	March 5, 2025
Dr. Hau L. Lee

/s/ Anita Ganti	Director	March 5, 2025
Anita Ganti

/s/ William H. Molloie, Jr.	Director	March 5, 2025
William H. Molloie, Jr.

/s/ Anthony K. K. Ngai	Director	March 5, 2025
Anthony K. K. Ngai

/s/ Dr. Walden C. Rhines	Director	March 5, 2025
Dr. Walden C. Rhines

/s/ Jodi L. Shelton	Director	March 5, 2025
Jodi L. Shelton