Form 10-Q
period 2025-03-31
Silvaco Group, Inc.
filed 2025-05-07
CIK 1943289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒
As of May 5, 2025 the registrant had 29,385,444 shares of common stock, $0.0001 par value per share, outstanding.

SIGNATURES

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and par value amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$29,489	$19,606
Current marketable securities	45,048	63,071
Accounts receivable, net	5,783	9,211
Contract assets, net	15,102	11,932
Prepaid expenses and other current assets	4,500	3,460
Total current assets	99,922	107,280
Non-current assets:
Non-current marketable securities	—	4,785
Property and equipment, net	890	865
Operating lease right-of-use assets, net	1,534	1,711
Intangible assets, net	9,997	4,369
Goodwill	14,337	9,026
Non-current portion of contract assets	9,860	12,611
Other assets	1,595	1,698
Total non-current assets	38,213	35,065
Total assets	$138,135	$142,345
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,137	$3,316
Accrued expenses and other current liabilities	32,426	19,801
Accrued income taxes	1,728	1,668
Deferred revenue, current	8,618	7,497
Operating lease liabilities, current	644	744
Vendor financing obligation, current	1,191	1,462
Total current liabilities	46,744	34,488
Non-current liabilities:
Deferred revenue, non-current	3,604	3,593
Operating lease liabilities, non-current	866	946
Vendor financing obligation, non-current	2,995	2,928
Other non-current liabilities	333	307
Total liabilities	54,542	42,262
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 28,805,280 and 28,526,615 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	132,937	130,360
Accumulated deficit	(47,285)	(28,012)
Accumulated other comprehensive loss	(2,062)	(2,268)
Total stockholders' equity	83,593	100,083
Total liabilities and stockholders' equity	$138,135	$142,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited, in thousands except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Software license revenue	$10,009	$12,258
Maintenance and service	4,083	3,631
Total revenue	14,092	15,889
Cost of revenue	3,016	1,973
Gross profit	11,076	13,916
Operating expenses:
Research and development	4,800	3,616
Selling and marketing	4,719	3,312
General and administrative	8,120	4,600
Estimated litigation claim	13,069	—
Total operating expenses	30,708	11,528
Operating (loss) income	(19,632)	2,388
Interest income	863	—
Interest and other expense, net	(291)	(205)
(Loss) income before income tax provision	(19,060)	2,183
Income tax provision	213	805
Net (loss) income	$(19,273)	$1,378
Net (loss) income per share:
Basic and diluted	$(0.67)	$0.07
Weighted average shares used in computing per share amounts:
Basic and diluted	28,694,295	20,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(19,273)	$1,378
Other comprehensive income (loss):
Foreign currency translation adjustments	276	(185)
Unrealized loss on marketable securities	(70)	—
Comprehensive (loss) income	$(19,067)	$1,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except share amounts)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	28,526,615	$3	$130,360	$(28,012)	$(2,268)	$100,083
Issuance of common stock for share-based award plans	332,444	—	—	—	—	—
Tax withholding on restricted stock unit settlements	(53,779)	—	(253)	—	—	(253)
Stock-based compensation expense	—	—	2,830	—	—	2,830
Other comprehensive income	—	—	—	—	206	206
Net loss	—	—	—	(19,273)	—	(19,273)
Balance, March 31, 2025	28,805,280	$3	$132,937	$(47,285)	$(2,062)	$83,593

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	20,000,000	$2	$—	$11,392	$(1,992)	$9,402
Other comprehensive loss	—	—	—	—	(185)	(185)
Net income	—	—	—	1,378	—	1,378
Balance, March 31, 2024	20,000,000	$2	$—	$12,770	$(2,177)	$10,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(19,273)	$1,378
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	438	120
Stock-based compensation expense	2,277	—
Provision for credit losses	10	222
Estimated litigation claim	13,069	—
Accretion of discount on marketable securities, net	(261)	—
Change in fair value of contingent consideration	35	(8)
Changes in operating assets and liabilities:
Accounts receivable	3,520	(1,844)
Contract assets	440	(3,679)
Prepaid expenses and other current assets	(1,026)	788
Other assets	119	(274)
Accounts payable	(1,183)	877
Accrued expenses and other current liabilities	55	(729)
Accrued income taxes	58	574
Deferred revenue	567	(21)
Other non-current liabilities	20	24
Net cash used in operating activities	(1,135)	(2,572)
Cash flows from investing activities:
Maturities of marketable securities	23,000	—
Acquisition of Process Proximity Compensation	(11,500)	—
Purchases of property and equipment	(96)	(10)
Net cash provided by (used in) investing activities	11,404	(10)
Cash flows from financing activities:
Proceeds from loan facility	—	4,250
Deferred transaction costs	—	(364)
Payroll taxes related to shares withheld from employees	(252)	—
Contingent consideration	(46)	(13)
Payments of vendor financing obligation	(205)	—
Net cash (used in) provided by financing activities	(503)	3,873
Effect of exchange rate fluctuations on cash and cash equivalents	117	27
Net increase in cash and cash equivalents	9,883	1,318
Cash and cash equivalents, beginning of period	19,606	4,421
Cash and cash equivalents, end of period	$29,489	$5,739
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
The condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these condensed consolidated financial statements, as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 and the related notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2025. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of that date. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the condensed consolidated financial statements.
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the Company’s operating results to be expected for the full fiscal year or any other future interim or annual period.
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
Concentrations of credit risk
Accounts receivable from customers representing 10% or more of the Company’s total accounts receivable were as follows:

	March 31,	December 31,
	2025	2024
Customer A	19%	*
Customer B	13%	*
Customer C	12%	*
Customer D	*	21%
Customer E	*	15%

* Customer accounted for less than 10% of total accounts receivable at period end.
Revenue from customers representing 10% or more of the Company’s total revenue was as follows:

	Three Months Ended March 31,
	2025	2024
Customer F	12%	*
Customer G	*	11%

* Customer accounted for less than 10% of total revenue during the period.

In addition to the concentration of credit risk with respect to trade receivables and revenue, the Company's cash on deposit with financial institutions is also exposed to concentration risk. The Company's cash on deposit with financial institutions is insured through various public and private bank deposit insurance programs, foreign and domestic; however, a significant portion of cash balances held as of March 31, 2025 and December 31, 2024 exceeded insured limits.
As of March 31, 2025, $4.1 million, or 14%, of the Company’s cash and cash equivalents was maintained with one financial institution, where the Company’s current deposits are in excess of federally insured limits, and $6.2 million, or 21%, was held by the Company’s foreign subsidiaries.
Accumulated other comprehensive loss
Accumulated other comprehensive loss is composed of foreign currency translation adjustments and unrealized gains and losses on marketable securities.
Foreign currencies
The financial statements of Silvaco's international subsidiaries with local functional currencies are translated to U.S. dollars upon consolidation. Assets and liabilities are translated at the effective exchange rate on the balance sheet date. Results of operations are translated at average exchange rates, which approximate rates in effect when the underlying transactions occur. The Company recorded foreign currency translation adjustments of $0.3 million and $(0.2) million for the three months ended March 31, 2025 and 2024, respectively, within accumulated other comprehensive loss.

Certain of the Company’s sales and intercompany transactions are denominated in foreign currencies. These transactions are recorded in functional currency at the appropriate exchange rate on the transaction date. Monetary assets and liabilities denominated in a currency other than the Company's functional currency or its subsidiaries' functional currencies are remeasured at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in interest and other expense, net in the Company’s condensed consolidated statements of (loss) income. The Company recorded net foreign exchange transaction losses of $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
Net (loss) income per share
Basic net (loss) income per share is computed based on the weighted average number of shares of common stock outstanding. Diluted net (loss) income per share is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents attributable to RSU grants.
The following outstanding securities were excluded from the computation of diluted net (loss) income per share because (i) the effect would be anti-dilutive for the three months ended March 31, 2025, and (ii) the securities were contingent upon conditions for issuance which were not satisfied as of March 31, 2024. See Note 8, Stock-based Compensation for additional information.

	March 31,
	2025	2024
RSU Grants	1,474,294	4,302,178

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

Transaction price allocated to the remaining performance obligations
As of March 31, 2025, approximately $33.7 million of revenue is expected to be recognized from remaining performance obligations. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. The Company's backlog represents installment billings for periods beyond the current billing cycle. The Company expects to recognize revenue on approximately 45% of these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
Deferred revenue
Deferred revenue is comprised mainly of unearned revenue related to maintenance and service on software licenses and pending software license deliveries. Deferred revenue also includes contracts for professional services to be performed in the future.
During the three months ended March 31, 2025, the Company recognized revenue of $2.5 million that was included in the total deferred revenue balance as of December 31, 2024. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue recognized during the three months ended March 31, 2025, as described above.

4. Acquisitions
Optical Proximity Correction Suite of Tools
On March 4, 2025, the Company consummated an asset purchase agreement with Cadence Design Systems, Inc. (“Cadence”), pursuant to which, among other things, Silvaco agreed to acquire certain assets and assume certain liabilities comprising Cadence’s Process Proximity Compensation product line, an optical proximity correction (“OPC”) suite of tools, in exchange for $11.5 million in cash.
The acquisition was accounted for as a business combination, and Silvaco recorded the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Silvaco recorded the excess of consideration transferred over the aggregate fair values of acquired assets and assumed liabilities as goodwill. The goodwill recorded was primarily attributable to synergies expected to arise after the acquisition and the value of the acquired workforce, and is expected to be deductible for U.S. income tax purposes. The Company expects that the addition of the OPC suite of tools and expert team, which are complementary to Silvaco’s EDA and TCAD suite, will enhance Silvaco’s ability to offer advanced computational lithography solutions that address the increasing complexity of semiconductor manufacturing at advanced nodes.
The following is a summary of the assets acquired and liabilities assumed in the OPC acquisition.

Asset Type	Weighted Average Amortization Period (Years)	Fair Value
		(in thousands)
Contract asset		$615
Developed Technology	7	1,000
Customer Relationships	6	4,990
Goodwill		5,311
Deferred revenue		(416)
Net assets acquired and liabilities assumed		$11,500

The fair value of developed technology was determined using a discounted cash flow model through application of the income approach, using the relief-from-royalty method, which assumed a market-based royalty rate applied to projected revenue. The fair value of customer relationships was determined using a discounted cash flow model under the income approach, specifically the multi-period excess earnings method, which discounts future cash flows attributable to existing customers, net of operating expenses and contributory asset charges.
During the three months ended March 31, 2025, the Company incurred $0.7 million in acquisition-related expenses, recognized as general and administrative expense on the condensed consolidated statements of (loss) income.
The operating results of OPC have been included in the Company's condensed consolidated financial statements since the date of acquisition and were not material for the period presented. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company's condensed consolidated financial results.

5. Goodwill and Intangible Assets
During the three months ended March 31, 2025, the Company acquired OPC, which resulted in an increase to goodwill of $5.3 million. Refer to Note 4, Acquisitions, for further information.
As of March 31, 2025 and December 31, 2024, intangible assets were classified as follows:

		March 31, 2025
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	6	$1,800	$(718)	$1,082
Customer relationships	6	4,990	(61)	4,929
Non-compete agreements	5	20	(18)	2
Licensed IP	5	4,979	(995)	3,984
Total intangible assets		$11,789	$(1,792)	$9,997

		December 31, 2024
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	5	$800	$(666)	$134
Customer relationships	5	90	(90)	—
Non-compete agreements	5	20	(17)	3
Licensed IP	5	4,979	(747)	4,232
Total intangible assets		$5,889	$(1,520)	$4,369

Amortization expense for intangible assets was $0.4 million during the three months ended March 31, 2025, of which $0.2 million was recognized in cost of revenue as the licensed IP relates to recognized sales, with the remainder recognized in research and development expense in the Company’s condensed consolidated statements of (loss) income. Amortization expense for intangible assets was $0.1 million during the three months ended March 31, 2024, all of which was recognized in research and development expense in the Company’s condensed consolidated statements of (loss) income.
As of January 1, 2025, the Company removed the carrying value of $0.1 million of fully amortized intangible assets which at time of removal had $0 net book value.

As of March 31, 2025, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31,
Amount
(in thousands)
Remainder of 2025	$1,573
2026	1,970
2027	1,970
2028	1,970
2029	1,223
Thereafter	1,291
Total net carrying value of intangible assets	$9,997

6. Related Parties
The Company has a commercial lease agreement with Kipee International, Inc., a related party controlled by Katherine Ngai-Pesic, who is the Company's founding principal stockholder and chairperson of the Board of Directors, for Silvaco's corporate office in Santa Clara, California. In connection with this lease arrangement, the Company recorded rent expense of $0.1 million during each of the three months ended March 31, 2025 and 2024. The Company's original three year commercial office lease for this property commenced on May 1, 2022, and expired on April 30, 2025. The Company and Kipee International entered into a new commercial lease agreement, effective as of May 1, 2025, for a three year period ending on April 30, 2028.
The Company has two international office leases with New Horizons (Cambridge) LTD (“NHC”) and New Horizons France (“NHF”) in Cambridgeshire, England and Grenoble, France, respectively. NHC and NHF are real estate entities owned and controlled by Ms. Ngai-Pesic. In connection with these lease arrangements, the Company recorded rent expense of $0.1 million during each of the three months ended March 31, 2025 and 2024. The Company's right-of-use asset and operating lease liability under the NHC lease, which expires on December 31, 2029, is $0.9 million as of March 31, 2025. The Company's right-of-use asset and operating lease liability under the NHF lease, which expires on April 30, 2026, is $0.1 million as of March 31, 2025.
On June 13, 2022, Silvaco entered into a $4.0 million line of credit with Ms. Ngai-Pesic (the “2022 Credit Line”). In connection with this line of credit, the Company recorded interest expense of $0.1 million during the three months ended March 31, 2024. The outstanding amounts due under the 2022 Credit Line were repaid in full and the 2022 Credit Line was terminated in May 2024.
7. Debt and Financing Obligations
In December 2023, the Company entered into a loan facility with East West Bank (the “East West Bank Loan”) which had a maturity date of December 14, 2025 and provided for borrowings of up to $5.0 million bearing interest at a per annum rate equal to one half of one percent (0.5%) above the greater of (i) the prime rate or (ii) four and one half percent (4.5%). The Company drew $4.3 million and recorded interest expense of $0.1 million on the East West Bank Loan during the three months ended March 31, 2024. In May 2024, the $4.3 million was repaid in full and the East West Bank Loan was terminated.
On April 11, 2024, the Company amended its license to use, perform, display, copy, reproduce, modify, adapt, alter, customize, translate or otherwise create derivative works based on certain technology of NXP Semiconductors Netherlands B.V. to develop and make licensed designs for the Company’s account, and to market, demonstrate, promote, sell, offer to sell, distribute and otherwise dispose of such licensed designs for total cash consideration of $6.0 million, to be paid over 5 years, pursuant to which the Company recorded an associated vendor financing obligation, which has a balance of $4.2 million as of March 31, 2025. The Company determined that this vendor financing obligation had an imputed interest rate of 9%, which is reflective of its borrowing rate with similar terms to that of the license agreement, and recognized interest expense of $0.1 million for the three months ended March 31, 2025. The Company’s vendor financing obligation is comprised of the following payments as of March 31, 2025:

For the year ending December 31,	Amount
(in thousands)
Remainder of 2025	$1,200
2026	1,200
2027	1,200
2028	1,200
Total undiscounted cash flows	$4,800
Less: Imputed interest	614
Present value of vendor financing obligation	$4,186
Vendor financing obligation, current	1,191
Vendor financing obligation, non-current	$2,995
8. Stock-Based Compensation
Stock-Based Compensation Plans
On March 18, 2024, the number of shares of common stock reserved for issuance under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) was increased to 4.6 million and the term of the 2014 Plan was extended to March 18, 2034. On April 26, 2024, in connection with the Company’s initial public offering (“IPO”), the Company’s board of directors approved and adopted, subject to stockholder approval, the 2024 Stock Incentive Plan (“2024 Plan”), and the Company’s stockholders approved the 2024 Plan on April 29, 2024. The 2024 Plan became effective on May 8, 2024 and supersedes the Company’s 2014 Plan. All forfeited shares underlying RSUs granted under the 2014 Plan and shares reserved for future issuance under the 2014 Plan are included in the share reserve under the 2024 Plan. As of March 31, 2025, the number of shares of common stock reserved for future issuance under the 2024 Plan was 4,084,852.
The following table summarizes the Company's RSU activity pursuant to the 2014 Plan and the 2024 Plan for the three months ended March 31, 2025:

	Weighted Average		Number of Awards
	Grant Date Fair Value	Remaining Contract Term (in years)
Balance as of December 31, 2024	$12.75	8.83	1,503,662
Granted	6.22	9.92	321,846
Vested	10.95	8.82	(332,444)
Forfeited / canceled	12.42	8.32	(18,770)
Balance as of March 31, 2025	$12.43	8.83	1,474,294

Stock-based Compensation
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

Prior to the IPO the Company did not record stock-based compensation expense for the RSUs, as the Liquidity Event Requirement was not deemed probable. Upon the consummation of the Company’s IPO, the Liquidity Event Requirement was met, and the Company incurred stock-based compensation expense associated with (i) RSUs granted to active employees and service providers, (ii) RSUs granted to certain former employees and service providers whose RSUs vested in connection with the Liquidity Event, and (iii) the acceleration of the Time Based Requirement for certain awards to executive officers, senior management and directors as a result of the Liquidity Event.
During the three months ended March 31, 2025, the Company’s compensation committee granted a variable number of RSUs to executives which have a vesting term of four years. The number of RSUs issued are calculated as the five day volume-weighted average price of the Company’s common stock on April 1, 2025. As the Company has an obligation to issue a variable number of shares for a fixed monetary amount, the RSUs were accounted for as liability-classified awards and re-measured to their fair value based on the closing fair market value price of the Company’s common stock on April 1, 2025. The Company recognized stock-based compensation expense of $0.1 million associated with the liability-classified RSUs during the three months ended March 31, 2025, with a corresponding increase to accrued expenses of $0.1 million. If the awards were finalized on March 31, 2025, the Company would have been required to issue 663,581 RSUs.
During the three months ended March 31, 2025, the Company recorded total stock-based compensation expense of $2.3 million for the service period through such date using the straight-line attribution method, net of actual forfeitures, based on the grant-date fair value of the RSU awards. The following table summarizes stock-based compensation expense by function for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
(in thousands)
Cost of revenue	$199
Research and development	244
Sales and marketing	323
General and administrative	1,511
$2,277
As of March 31, 2025, the Company had unrecognized stock-based compensation expense of $18.1 million which is expected to be recognized over a weighted average period of 2.7 years.
9. Income Taxes
During the three months ended March 31, 2025 and 2024, the Company recorded an income tax provision of $0.2 million and $0.8 million, respectively. The effective tax rate for the three months ended March 31, 2025 and 2024 was (1)% and 37%, respectively.
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
The following table presents a summary of revenue, payroll expenses, which the CODM reviews in assessing Company performance and deciding how to allocate resources, and total other expenses as a reconciliation to consolidated net (loss) income for the three months ended March 31, 2025 and 2024.

	March 31,
	2025	2024
	(in thousands)
Total revenue	$14,092	$15,889
Expenses
Payroll expenses	14,532	9,338
All other expenses, net	18,833	5,173
Total expenses	33,365	14,511
Net (loss) income	$(19,273)	$1,378

11. Commitments and Contingencies
Warranties
The Company typically provides its customers a warranty on its software licenses for a period of no more than 90 days and on its other tools for a period of no more than one year. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three months ended March 31, 2025, and 2024, the Company has not incurred any costs related to warranty obligations.
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
The parties have reached preliminary agreement on key terms of a potential settlement, subject to negotiation and execution of a settlement agreement. The Company estimates its probable loss to be $24.4 million, which resulted in an additional charge recorded to estimated litigation claim and accrued expenses and other current liabilities of $13.1 million for the three months ended March 31, 2025. The Company can give no assurance that a settlement will be finalized. If a settlement is not finalized, the Company and the Co-Defendants can appeal the judgement, which will require the Company to collateralize and post an appellate bond of up to $35.4 million. The Company believes it has strong grounds for appeal and is pursuing post-trial motions. Additionally, the Company believes that there are strong arguments in support of substantially reducing the punitive damages portion of the Fraud Damages, which the Company believes are excessive under California Law, and the United States and California constitutions, particularly given the disproportionate nature of the punitive damages relative to the compensatory damages.
The Company is subject export control and import laws and regulations of the United States and other applicable jurisdictions, including the Export Administration Regulations. Between August 2019 and June 2022, the Company filed voluntary self-disclosures with U.S. Department of Commerce, Bureau of Industry and Security (“BIS”) regarding potential violations of U.S. export control laws and regulations, specifically, the export of the Company’s licenses to certain parties designated on BIS’s Entity List and Unverified List, and the export of certain software modules without a license which was required at the time of the transaction. Such software modules were declassified by BIS in October 2020 to a lesser controlled export classification, meaning that such software generally no longer requires an export license. In April 2025, BIS issued a warning letter in response to the voluntary self-disclosures instead of pursuing criminal or administrative penalties or taking other enforcement action. However, as is common in these instances, BIS reserved the right to take future enforcement action should additional information warrant renewed attention.
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

12. Fair Value of Financial Instruments
Financial instruments measured at fair value on a recurring basis
The following tables present the Company's financial assets and liabilities that are measured at estimated fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	Fair value measurements as of March 31, 2025
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	19,927	19,927	—	—
Total	19,927	19,927	—	—
Available-for-sale marketable securities:
U.S. treasury securities	13,430	—	13,430	—
U.S. government agencies securities	31,618	—	31,618	—
Total	45,048	—	45,048	—
Total	$64,975	$19,927	$45,048	$—

	Fair value measurements as of December 31, 2024
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	13,144	13,144	—	—
Total	13,144	13,144	—	—
Available-for-sale marketable securities:
U.S. treasury securities	27,237	—	27,237	—
U.S. government agencies securities	40,619	—	40,619	—
Total	67,856	—	67,856	—
Total	$81,000	$13,144	$67,856	$—
Liabilities:
Contingent consideration	11	—	—	11
Total	$11	$—	$—	$11
The Company's level 1 financial assets were valued using quoted prices in active markets for identical assets as of March 31, 2025. The Company’s level 2 financial assets were determined based on third-party inputs which are either directly or indirectly observable, such as reported trades and broker or dealer quotes. The Company's marketable securities have an amortized cost that approximates fair value as of March 31, 2025.
13. Subsequent Events
On April 29, 2025, Silvaco, Inc., a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the shareholders of Tech-X Corporation (the “Sellers”) pursuant to which Silvaco, Inc. acquired all of the outstanding shares of Tech-X Corporation for an aggregate purchase price of $5.0 million, payable in cash and shares of the Company. The Stock Purchase Agreement also provides that the Sellers may receive up to $2.0 million in contingent consideration upon achieving certain research and development milestones.
The Company and Kipee International entered into a new commercial lease agreement, effective as of May 1, 2025, for a three year period ending on April 30, 2028.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statements Regarding Forward-Looking Information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2024 included in the 2024 Form 10-K. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions set forth in our 2024 Form 10-K. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q titled “Risk Factors.” Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Our go-to-market strategy centers on selling software solutions and associated maintenance and services. Our software solutions accounted for 71% and 77% of our revenue for the three months ended March 31, 2025 and 2024, respectively. Associated maintenance and services revenue accounted for 29% and 23% of our revenue for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, approximately 76% and 88% of our bookings came from existing customers, respectively, and the remainder came from new customers. See “Key Operating Indicators and Non-GAAP Financial Measures—Bookings” for a description of how we define bookings.
Similar to trends observed across the semiconductor industry, we saw a decline in orders from Asia during the three months ended March 31, 2025 primarily driven by economic challenges and the ongoing strain in U.S.-China trade relations. During the three months ended March 31, 2025, our bookings were $13.7 million as compared to $16.1 million for the three months ended March 31, 2024. Our revenue was $14.1 million for the three months ended March 31, 2025, as compared to $15.9 million for the three months ended March 31, 2024.
Recent Acquisitions
On March 4, 2025, we consummated an asset purchase agreement with Cadence Design Systems, Inc. (“Cadence”), pursuant to which, among other things, we agreed to acquire certain assets and assume certain liabilities comprising Cadence’s Process Proximity Compensation product line, an optical proximity correction (“OPC”) suite of tools, in exchange for $11.5 million in cash.

On April 29, 2025, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with the shareholders of Tech-X Corporation (the “Sellers”) pursuant to which we acquired all of the outstanding shares of Tech-X Corporation for an aggregate purchase price of $5.0 million, payable in cash and shares of the Company. The Stock Purchase Agreement also provides that the Sellers may receive up to $2.0 million in contingent consideration upon achieving certain research and development milestones.
Key Factors Affecting our Results of Operations and Future Performance
Current Economic Conditions
Worldwide economic and political uncertainties and negative trends, including financial and credit market fluctuations, tariffs and increasing trade protectionism, interest rates, inflation and other impacts from the macroeconomic environment may continue to adversely affect our business operations and financial results. We continue to monitor the direct and indirect impacts of these circumstances, particularly with respect to the broader implications of the uncertainty about the future relationship between the U.S. and its trading partners, including with respect to the trade policies and agreements, treaties, government regulations and tariffs that could apply to trade between the U.S. and other nations. The imposition of tariffs and political tensions as a result of trade policies, including with respect to China in particular, and the impact of worsening macroeconomic conditions and political events on our business, results of operations and overall financial position, remain uncertain.
We believe that the growth of our business and our future success are dependent upon many factors including those described above and elsewhere in this quarterly report and those described below. While the factors set forth below present significant opportunities for us, these factors also pose challenges that we must successfully address to sustain the growth of our business and enhance our results of operations. The growth of our business and our future success are also subject to uncertainties and risks as described in Part II, Item 1.A., Risk Factors of this Quarterly Report on Form 10-Q.
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

Our Ability to Expand into New Markets and Applications and Expansion of our Existing Markets
We believe that trends in the global EDA software market, including growth in the integrated circuits and electronics manufacturing markets, growing complexity of semiconductor and photonics designs, and increasing challenges associated with advanced materials and shrinking process technology nodes across the EDA market, will increase the demand for our software solutions over time, which will have a direct impact on our future revenues and results of operations. In response to this increase in complexity and new challenges facing designers, we have increased investments in our research and development for new software product offerings. For example, our research and development expense was 34% and 23% of revenue for the three months ended March 31, 2025 and 2024, respectively. We plan to continue to invest in our software solutions to establish and expand a leadership position in our target markets. We also plan to use our research and development efforts to continue to cater to strategic customer needs.
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
We also recognized an immaterial portion of our revenue from device characterization and modeling services for the three months ended March 31, 2025 and 2024. Revenue is recognized upon the completion of the requested services and, as applicable, satisfaction of customer acceptance terms. Revenue from these services is classified as maintenance and service revenue.
Cost of Revenue and Gross Profit
Cost of revenue consists of personnel costs comprised of salaries and benefits for employees directly involved in our customer support function, such as customer support engineering salary and benefits, costs of our other customer services, allocation of overhead and facility costs, amortization of acquired intangible assets, and royalties related to the recognized revenue. We recognized $0.2 million of stock-based compensation expense in cost of revenue during the three months ended March 31, 2025. We also recognized $0.2 million of amortization associated with our acquired intangible assets in cost of revenue during the three months ended March 31, 2025. Gross profit represents revenue less cost of revenue.
Operating Expenses
Our operating expenses consist of research and development, selling and marketing, general and administrative expenses, and estimated litigation claim. Related personnel costs are the most significant component of our operating expenses and consist of salaries, benefits, stock-based compensation expense, bonuses and commissions. Our operating expenses also include consulting costs, costs of facilities, information technology, depreciation and amortization. We expect our operating expenses to fluctuate as a percentage of revenue over time. During the three months ended March 31, 2025, we recognized $2.1 million in total stock-based compensation expense. Of the total stock-based compensation expense recorded, we recognized approximately $1.5 million, $0.2 million, and $0.3 million in general and administrative expense, research and development expense, and selling and marketing expense, respectively, during the three months ended March 31, 2025.

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
Estimated litigation claim
Estimated litigation claim expense consists of legal costs that became probable and reasonably estimable associated with our obligations with respect to the earnout payment due to the selling shareholders of Nangate, Inc. (“Nangate”), along with a third cross complainant (collectively, the “Nangate Parties”). On July 23, 2024, a jury awarded the Nangate Parties $11.3 million in damages under breach of contract related claims, including breach of contract and breach of the covenant of good faith and fair dealing, and court and litigation related costs and certain expert expenses subject to the Nangate Parties establishing the legal right to them and to be determined by the court (the “Contract Damages”). As a result, during the year ended December 31, 2024, we recorded a charge to estimated litigation claim and accrued expenses and other current liabilities of $11.3 million for the Contract Damages awarded to the Nangate Parties. The jury also found Silvaco and our board of directors (the “Co-Defendants”) liable for certain of the fraudulent and negligent misrepresentation claims and awarded the Nangate Parties $6.6 million. Incremental punitive damages relating to these claims, including $17.0 million payable by Silvaco and a total of $16.0 million to be paid by the Co-Defendants, were awarded following a hearing on August 16, 2024 (collectively, the “Fraud Damages”). The Nangate Parties have the option to choose either the Contract Damages or the Fraud Damages, but in no circumstances will the Nangate Parties receive both remedies.
The parties have reached preliminary agreement on key terms of a potential settlement, subject to negotiation and execution of a settlement agreement. In connection with the potential settlement, we recorded a charge to estimated litigation claim and accrued expenses and other current liabilities of $13.1 million for the three months ended March 31, 2025. We can give no assurance that a settlement will be finalized. If a settlement is not finalized, we and the Co-Defendants can appeal the judgement, which will require us to collateralize and post an appellate bond of up to $35.4 million. We believe we have strong grounds for appeal and are pursuing post-trial motions. Additionally, we believe that there are strong arguments in support of substantially reducing the punitive damages portion of the Fraud Damages, which we believe are excessive under California Law, and the United States and California constitutions, particularly given the disproportionate nature of the punitive damages relative to the compensatory damages. See Note 11 of our condensed consolidated financial statements for further discussion.
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
Results of Operations
The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	% Change
	(in thousands)
Revenue:
Software license revenue	$10,009	$12,258	(18)%
Maintenance and service	4,083	3,631	12%
Total revenue	14,092	15,889	(11)%
Cost of revenue	3,016	1,973	53%
Gross profit	11,076	13,916	(20)%
Operating expenses:
Research and development	4,800	3,616	33%
Selling and marketing	4,719	3,312	42%
General and administrative	8,120	4,600	77%
Estimated litigation claim	13,069	—	100%
Total operating expenses	30,708	11,528	166%
Operating (loss) income	(19,632)	2,388	(922)%
Interest income	863	—	100%
Interest and other expense, net	(291)	(205)	42%
(Loss) income before income tax provision	(19,060)	2,183	(973)%
Income tax provision	213	805	(74)%
Net (loss) income	$(19,273)	$1,378	(1,499)%

The following table summarizes our results of operations as a percentage of total revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(as a percentage of total revenue)
Revenue:
Software license revenue	71%	77%
Maintenance and service	29%	23%
Total revenue	100%	100%
Cost of revenue	21%	12%
Gross profit	79%	88%
Operating expenses:
Research and development	34%	23%
Selling and marketing	33%	21%
General and administrative	58%	29%
Estimated litigation claim	93%	—%
Total operating expenses	218%	73%
Operating (loss) income	(139)%	15%
Interest income	6%	—%
Interest and other expense, net	(2)%	(1)%
(Loss) income before income tax provision	(135)%	14%
Income tax provision	2%	5%
Net (loss) income	(137)%	9%

Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,
	2025	2024
Revenue:	(in thousands)
Software license revenue	$10,009	$12,258
Maintenance and service	4,083	3,631
Total revenue	$14,092	$15,889

Total revenue decreased by $1.8 million, or 11%, to $14.1 million for the three months ended March 31, 2025 from $15.9 million for the three months ended March 31, 2024. The decrease in total revenue for the three months ended March 31, 2025 is primarily due to softening demand in the Americas, economic challenges in Asia, and the ongoing strain in U.S.-China trade relations. Revenue associated with our TCAD tools decreased by $2.7 million. This decrease was partially offset by revenue derived from our EDA tools and IP sales which increased by $0.4 million and $0.5 million, respectively. Software license revenue decreased by $2.2 million, or 18%, to $10.0 million for the three months ended March 31, 2025 from $12.3 million for the three months ended March 31, 2024. Maintenance and service revenue increased by $0.5 million, or 12%, to $4.1 million for the three months ended March 31, 2025 from $3.6 million for the three months ended March 31, 2024.

Gross Profit
Gross profit decreased by $2.8 million, or 20%, to $11.1 million for the three months ended March 31, 2025 from $13.9 million for the three months ended March 31, 2024, primarily due to a decline in orders from Asia and the Americas. Gross profit margin decreased to 79% for the three months ended March 31, 2025 from 88% for the three months ended March 31, 2024. The decrease was also attributable to $0.3 million of non-cash amortization associated with our acquired intangible assets, $0.2 million of stock-based compensation expense, and an increase in our allocation of labor time and effort dedicated to cost of sales.
Operating Expenses

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating expenses
Research and development	$4,800	$3,616
Selling and marketing	4,719	3,312
General and administrative	8,120	4,600
Estimated litigation claim	13,069	—
Total operating expenses	$30,708	$11,528

Research and Development Expenses
Research and development expenses were $4.8 million and $3.6 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $1.2 million, or 33%, was primarily due to a $0.6 million increase in employee compensation and benefits due to increased headcount, merit increases, and payroll tax, a $0.3 million increase in software maintenance expense and $0.2 million of stock-based compensation expense recorded during the three months ended March 31, 2025.
Selling and Marketing Expenses
Selling and marketing expenses were $4.7 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $1.4 million, or 42%, was primarily due to a $1.1 million increase in employee compensation and benefits due to increased headcount, merit increases, and payroll tax, and $0.3 million of stock-based compensation expense recorded during the three months ended March 31, 2025.
General and Administrative Expenses
General and administrative expenses were $8.1 million and $4.6 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $3.5 million, or 77%, was primarily due to $1.5 million of stock-based compensation expense, a $0.7 million increase in acquisition-related legal fees, a $0.7 million increase in employee compensation and benefits due to increased headcount, merit increases, and payroll tax, a $0.4 million increase in professional consulting fees, and a $0.2 million increase in corporate insurance recorded during the three months ended March 31, 2025.
Estimated Litigation Claim
Estimated litigation claim was $13.1 million for the three months ended March 31, 2025. In connection with a potential settlement, we recorded a charge to estimated litigation claim and accrued expenses and other current liabilities of $13.1 million for the three months ended March 31, 2025. See Note 11 of our condensed consolidated financial statements for further discussion.
Interest Income
Interest income reflects interest earned and accretion on our cash and cash equivalents and marketable securities.
Interest and Other Expense, Net
Interest and other expense, net, was $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $0.1 million was primarily due to a $0.1 million increase in foreign exchange losses recorded during the three months ended March 31, 2025.

Income Tax Provision
Income tax provision was $0.2 million and $0.8 million for the three months ended March 31, 2025 and 2024, respectively. See Note 9 of our condensed consolidated financial statements for further discussion.
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
Bookings
We define a booking as a signed contract and related purchase commitment from a customer, based on the value set forth in a purchase order. We believe bookings are a useful metric to measure the success of customer sales and provide an indication of trends in our operating results that are not necessarily reflected in our revenue, because our revenue recognition is based on the satisfaction of our customer obligations, and not of the successful execution of a booking at the time of sale. Reported bookings may be subject to adjustments and potential cancellations prior to the satisfaction of our customer obligations. For the three months ended March 31, 2025, we recorded $13.7 million in bookings as compared to $16.1 million in bookings for the three months ended March 31, 2024.
The following table sets forth our bookings for each of the three month periods during the trailing five quarters as of March 31, 2025.

	Three Months Ended
	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
	(in thousands)
Bookings	$13,681	$20,310	$9,875	$19,478	$16,112

Non-GAAP Operating (Loss) Income and Non-GAAP Net (Loss) Income
We report our financial results in accordance with GAAP. However, our management believes that non-GAAP operating (loss) income and non-GAAP net (loss) income provide investors with additional useful information in evaluating our performance. These financial measures are not required by or presented in accordance with GAAP. We believe, however, that these non-GAAP financial measures, when taken together with our financial results presented in accordance with GAAP, provide meaningful supplemental information regarding our operating performance and facilitate internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook and provide a useful measure for period-to-period comparisons of our business performance.
We define non-GAAP operating income as our GAAP operating (loss) income adjusted to exclude certain costs, including initial public offering (“IPO”) preparation costs, acquisition-related estimated litigation claim and legal costs, acquisition-related professional fees and retention bonus, stock-based compensation expense, and amortization of acquired intangible assets. We define non-GAAP net (loss) income as our GAAP net (loss) income adjusted to exclude certain costs, including IPO preparation costs, acquisition-related estimated litigation claim and legal costs, acquisition-related professional fees and retention bonus, stock-based compensation expense, amortization of acquired intangible assets, change in fair value of contingent consideration, foreign exchange (gain) loss, and the income tax effect on non-GAAP items. We monitor non-GAAP operating (loss) income and non-GAAP net (loss) income as non-GAAP financial measures to supplement the financial information we present in accordance with GAAP to provide investors with additional information regarding our financial results.
Certain items are excluded from our non-GAAP operating (loss) income and non-GAAP net (loss) income because these items are non-cash in nature or management believes they are not indicative of our core operating performance and render comparisons with prior periods and competitors less meaningful. We adjust GAAP operating (loss) income and net (loss) income for these items to arrive at non-GAAP operating (loss) income and non-GAAP net (loss) income because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structure and the method by which the assets were acquired. By excluding items that may not be indicative of our recurring core operating results, we believe that non-GAAP operating (loss) income and non-GAAP net (loss) income provide meaningful supplemental information regarding our performance.

The following table reconciles operating (loss) income to non-GAAP operating (loss) income.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating (loss) income	$(19,632)	$2,388
Add:
Acquisition-related estimated litigation claim and legal costs(1)	13,795	594
Acquisition-related professional fees and retention bonus(2)	703	—
Amortization of acquired intangible assets(3)	362	70
IPO preparation costs(4)	—	266
Stock-based compensation expense	2,277	—
Non-GAAP operating (loss) income	$(2,495)	$3,318

The following table reconciles net (loss) income to non-GAAP net (loss) income.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net (loss) income	$(19,273)	$1,378
Add:
Acquisition-related estimated litigation claim and legal costs(1)	13,795	594
Acquisition-related professional fees and retention bonus(2)	703	—
Amortization of acquired intangible assets(3)	362	70
IPO preparation costs(4)	—	266
Stock-based compensation expense	2,277	—
Change in fair value of contingent consideration(5)	35	(8)
Foreign exchange loss	205	130
Income tax effect of non-GAAP adjustments(6)	(5)	(33)
Non-GAAP net (loss) income	$(1,901)	$2,397

(1)Reflects litigation-related expenses incurred in connection with our acquisitions and the Nangate estimated litigation claim accrual.
(2)Reflects acquisition-related professional fees and retention bonuses related to acquisitions of the OPC business and other potential acquisitions.
(3)Reflects the amortization of intangible assets attributable to our acquisitions and the NXP IP.
(4)Reflects one-time costs including third-party professional services fees and costs incurred in connection with, and in preparation for, the IPO. Such costs do not include those costs that were considered direct and incremental to the IPO and therefore capitalized as deferred transaction costs.
(5)Includes the change in fair value of contingent consideration recorded in connection with our acquisitions.
(6)Reflects the increase in income tax expenses due to non-GAAP adjustments.

Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from payments from our customers, borrowings from Ms. Ngai-Pesic and other lenders, and the net proceeds from the sale of our common stock in the IPO. Our primary sources of liquidity are cash, cash equivalents and marketable securities including cash generated from operations. As of March 31, 2025, we had $29.5 million in cash and cash equivalents, of which $6.2 million was held by our foreign subsidiaries, and $45.0 million in short-term marketable securities.
In December 2023, we entered into a loan facility with East West Bank (the “East West Bank Loan”) which provides for borrowings of up to $5.0 million bearing interest at a per annum rate equal to one half of one percent (0.5%) above the greater of (i) the prime rate as reported in The Wall Street Journal or (ii) four and one half percent (4.5%). We drew $4.3 million on the East West Bank Loan during the three months ended March 31, 2024. In May 2024, the East West Bank Loan was repaid in full and terminated.

On April 11, 2024, we amended and restated our license agreement with NXP, pursuant to which we recorded an associated vendor financing obligation. The vendor financing obligation was $4.2 million as of March 31, 2025. We determined that the vendor financing obligation had an imputed interest rate of 9%, which is reflective of our borrowing rate with similar terms to that of the license agreement.
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
If our cash and cash equivalents and marketable securities including cash generated from operating activities are not sufficient to satisfy our liquidity requirements, we may be required to seek additional financing. If we raise additional funds by issuing equity securities or convertible debt securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all. See “Risk Factors—Risks Related to Our Business and Industry—Our ability to raise additional capital in the future may be limited and could prevent us from executing our growth strategy” in Item 1A in Part II in this Quarterly Report on Form 10-Q for further discussion
As of March 31, 2025, $4.1 million, or 13.9%, of our cash and cash equivalents was maintained with one financial institution, where our current deposits are in excess of federally insured limits. Past macroeconomic conditions have resulted in the actual or perceived financial distress of many financial institutions, including the 2023 failures of Silicon Valley Bank, Signature Bank and First Republic Bank and the UBS takeover of Credit Suisse. If the financial institutions with whom we do business were to become distressed or placed into receivership, we may be unable to access the cash we have on deposit with such institutions. If we are unable to access our cash as needed, our financial position and ability to operate our business could be adversely affected.
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash provided by (used in):
Operating activities	$(1,135)	$(2,572)
Investing activities	11,404	(10)
Financing activities	(503)	3,873
Effect of exchange rate fluctuations on cash and cash equivalents	117	27
Net change in cash	$9,883	$1,318

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

Net cash used in operating activities for the three months ended March 31, 2025 was $1.1 million compared to $2.6 million of net cash used in operating activities for the three months ended March 31, 2024. The $1.5 million decrease in net cash used in operating activities was primarily due to a $6.9 million decrease in net working capital, primarily due to changes in contract assets and accounts receivable; partially offset by a $5.4 million decrease in net income, after excluding the non-cash effects of stock-based compensation expense, provision for credit losses, estimated litigation claim, change in fair value of contingent consideration, depreciation and amortization, and the accretion of discount on marketable securities.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2025 was $11.4 million, as compared to $10,000 used in investing activities for the three months ended March 31, 2024. Cash provided by investing activities during the three months ended March 31, 2025, includes $23.0 million of maturities in marketable securities, partially offset by cash paid to acquire OPC of $11.5 million and $0.1 million in purchases of property and equipment. During the three months ended March 31, 2024, we used $10,000 of cash to purchase property and equipment.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 was $0.5 million, as compared to net cash provided by financing activities of $3.9 million for the three months ended March 31, 2024. Net cash used during the three months ended March 31, 2025 includes payroll taxes related to shares withheld from employees of $0.3 million and payments on our vendor financing obligation of $0.2 million. Net cash provided by financing activities for the three months ended March 31, 2024 includes our $4.3 million drawdown on the East West Bank Loan, partially offset by the payment of $0.4 million of transaction costs incurred in connection with the IPO.
Effects of Exchange Rate Fluctuations on Cash and Cash Equivalents
The effects of exchange rate fluctuations on cash and cash equivalents were $0.1 million and $27,000 for the three months ended March 31, 2025 and 2024, respectively.
Contractual Obligations
Our financial commitments for contractual obligations as of March 31, 2025, include our operating leases and our vendor financing obligation. Our operating leases include a current obligation of $0.6 million and a non-current obligation of $0.9 million. Our vendor financing obligation, as noted in Note 7 of our condensed consolidated financial statements, includes a current obligation of $1.2 million and a non-current obligation of $3.0 million.
Estimated Litigation Claim
On July 23, 2024, a jury awarded the Nangate Parties $11.3 million in damages under breach of contract related claims, including breach of contract and breach of the covenant of good faith and fair dealing, and court and litigation related costs and certain expert expenses subject to the Nangate Parties establishing the legal right to them and to be determined by the court (the “Contract Damages”). As a result, during the year ended December 31, 2024, we recorded a charge to estimated litigation claim and accrued expenses and other current liabilities of $11.3 million for the Contract Damages awarded to the Nangate Parties.
The jury also found Silvaco and our board of directors (the “Co-Defendants”) liable for certain of the fraudulent and negligent misrepresentation claims and awarded the Nangate Parties $6.6 million. Incremental punitive damages relating to these claims, including $17.0 million payable by Silvaco and a total of $16.0 million to be paid by the Co-Defendants, were awarded following a hearing on August 16, 2024 (collectively, the “Fraud Damages”). The Nangate Parties have the option to choose either the Contract Damages or the Fraud Damages, but in no circumstances will the Nangate Parties receive both remedies.
The parties have reached preliminary agreement on key terms of a potential settlement, subject to negotiation and execution of a settlement agreement. In connection with the potential settlement, we recorded a charge to estimated litigation claim and accrued expenses and other current liabilities of $13.1 million for the three months ended March 31, 2025. We can give no assurance that a settlement will be finalized. If a settlement is not finalized, we and the Co-Defendants can appeal the judgement, which will require us to collateralize and post an appellate bond of up to $35.4 million. We believe we have strong grounds for appeal and are pursuing post-trial motions. Additionally, we believe that there are strong arguments in support of substantially reducing the punitive damages portion of the Fraud Damages, which we believe are excessive under California Law, and the United States and California constitutions, particularly given the disproportionate nature of the punitive damages relative to the compensatory damages. See Note 11 of our condensed consolidated financial statements for further discussion.

Off-Balance Sheet Arrangements
As of March 31, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements.
Critical Accounting Policies and Significant Judgments and Estimates
There have not been any material changes during the three months ended March 31, 2025 to the methodology applied by management for critical accounting policies previously disclosed in our audited financial statements set forth in our 2024 Form 10-K. For further discussion of our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2024 Form 10-K.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer in his capacity as both principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, regardless of how well they were designed and are operating, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our ICFR identified in connection with the evaluation required by Rule 13a-15(f)or 15d-15(f) of the Exchange Act during the period covered by this Quarterly Report, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer in his capacity as both principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. Further, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Information regarding our current legal proceedings can be found in Note 11 of our unaudited condensed consolidated financial statements.
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
•Substantial, prolonged economic downturns and softening demand in key industrial sectors and in major economic regions in which we operate, including China, have resulted and may continue to result in reduced software solutions sales and lower revenue growth.
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
Further, we and our customers are affected by general business and economic conditions in the United States and globally. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, including the imposition of new tariffs affecting our or our customers’ products and services, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. There recently have been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products outside of the U.S., and the current presidential administration has announced significant new tariffs on foreign imports into the U.S. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, and exemptions or exclusions that may be granted. Adverse changes in general domestic and global economic conditions that may occur in the future, including any recession, economic slowdown or disruption of credit markets, may lead to lower demand for products that incorporate our solutions. Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world, including inflation and changes in currency valuations, could adversely affect us, our customers and vendors, which could have a material adverse effect on our business, financial condition and results of operations.
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
Our sales are based significantly on end user demand for our software solutions in the display, power devices, automotive, memory, HPC, IoT, and 5G/6G mobile markets. Many of these markets periodically experience economic declines. These economic declines may be exacerbated by other economic factors, such as the recent increase in global energy prices, and more recently by economic uncertainties as a result of changes in trade policies and the imposition of new tariffs. These economic factors may adversely affect our business by extending sales cycles and reducing revenue.
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
During the three months ended March 31, 2025 and 2024, 14% and 11% of our revenue was derived from our customers in China, respectively. China has experienced an economic slowdown, which, has adversely impacted our revenue derived from China-based operations and, if continued, could continue to have an adverse impact on our revenue derived from China-based operations in future periods. Further, geopolitical disruptions among the United States and China could result in the suspension or delay of purchases of our software solutions by our customers in China, which could inhibit our ability to secure similar levels of revenue in the future from such customers or otherwise. See “—We face risks associated with doing business in China.” Similar uncertainties and speculation may result in further economic contraction, resulting in the suspension or delay of purchases of our software solutions by our customers, which could harm our business, financial condition and results of operations.
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
The growth of our TCAD, EDA and SIP markets are dependent on the semiconductor and photonics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of or SoC, ICs, electronic systems and customers’ concerns about managing costs, have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. For example, in response to this increasing complexity, some customers may choose to focus on one discrete phase of the design process or opt for less advanced, but less risky, manufacturing processes that may not require new or enhanced design solutions. Demand for our software solutions and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and photonics industries slows or stalls, including due to the impact of inflation or a sustained global supply chain disruption. Inflation has fluctuated in the last several years in the United States and globally, including significant increases as a result of global supply chain issues, increased government spending and monetary policy, a rise in energy prices, and strong consumer demand coming out of the COVID-19 pandemic. As we experienced, an inflationary environment can increase our cost of labor, energy and other operating costs and could also impact and reduce the number of customers who purchase our software solutions as credit becomes more expensive or unavailable.
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
A significant portion of our revenue comes from outside the United States. During the three months ended March 31, 2025 and 2024, 80% and 74%, respectively of our revenue was from international customers. Risks inherent in our international business activities include imposition of government controls, export license requirements, restrictions on the export of critical technology, products and services, political and economic instability, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. Effective patent, copyright and trade secret protection may not be available in every foreign country in which we sell our software solutions and services. Our business, financial condition, results of operations and cash flows could be materially adversely affected by any of these risks.
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
■Evolving impacts from tariffs, sanctions or other trade tensions between the United States and other countries, including implementation of new tariffs and retaliatory measures, including specifically U.S.-China trade tensions;
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
During the three months ended March 31, 2025 and 2024, 14% and 11% of our revenue, respectively, was derived from our customers in China. Our operating expenses in China were $0.9 million and $0.7 million, respectively, for the three months ended March 31, 2025 and 2024.
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
As we have grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. As a result of the recent economic slowdown and current economic uncertainty, many companies are delaying or reducing technology purchases, which has had, and is expected to continue to have, an impact on our visibility into the closing of new business, as opposed to our recurring business. This slowdown and uncertainty has also contributed to, and may continue to contribute to, reductions in sales, longer sales cycles, and increased price pressures, which could adversely affect our business, financial condition, and results of operations.
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
Our board of directors is responsible for overseeing the risks to our business, including risks related to the ongoing conflict between Israel and its adversaries and between Russia and Ukraine. Such risks include an increased risk of cybersecurity attacks, sanctions, risks related to our employees, service-providers and operations in the affected regions and supply chain disruptions that may affect our customers globally. During the three months ended March 31, 2025 and 2024, we generated $0.2 million and $0.1 million in revenues from the Middle East, respectively, including Israel. We had no employees in the Middle East during the three months ended March 31, 2025 and the year ended December 31, 2024. While none of our revenue is derived from Russia or Ukraine, we have employees based in both countries and had, prior to the beginning of the conflict, offices in both countries. In response to the ongoing conflict, we closed our office in Moscow, Russia, and our office in Kyiv, Ukraine, has been temporarily closed. Our board of directors has received periodic reports from management regarding the impact of the conflict on us and considered whether such events have had, or are reasonably likely to have, a material impact on us. Unless and until the conflict in Ukraine is stabilized, we do not intend to reopen office locations in either country.
As of March 31, 2025, we had 8 employees and 4 contractors in Ukraine, all of whom were working remotely. If our employees in Ukraine become subject to a military draft or are unable to work due to the ongoing conflict, the development of our next generation software could be delayed, which could negatively impact our business.
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
During the three months ended March 31, 2025 and 2024, 80% and 74%, respectively, of our revenue was from international customers. We expect to continue to generate a significant amount of revenue through international sales in the future. Our international sales team sells our software solutions to new and existing customers, expands installations within the existing customer base, offers consulting services and provides the first line of technical support. The revenues and expenses associated with our international direct sales channels are subject to foreign currency exchange fluctuations, including the potential of a weakening American dollar, which would impact our ability to compete internationally. Fluctuations in exchange rates for Japanese Yen have adversely affected our revenue because of a stronger American dollar in recent years. Our future financial results may be impacted by fluctuations in exchange rates, including Korean Won, Chinese Yuan, and Japanese Yen.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we are not a borrower or party to any financial instruments with SVB, Signature Bank or any other financial institution currently in receivership, if any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of March 31, 2025, $4.1 million, or 14%, of our cash and cash equivalents were maintained with one financial institution, where our current deposits are in excess of federally insured limits. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
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
Our success depends in part on our ability to continually enhance and broaden our software solutions offerings in order to support our long-term strategic direction, strengthen our competitive position, expand our customer base, provide greater scale to increase our investments in research and development to accelerate innovation, provide increased capabilities to our existing software solutions, supply new software solutions and services, and enhance our distribution channels. Accordingly, our success depends in part on our ability to identify, complete and integrate acquisitions. Over the past several years, we have completed several such acquisitions of companies or strategic assets, and from time to time we will likely seek to acquire or invest in businesses, products, or technologies, such as our March 2025 acquisition of a suite of optical proximity correction tools from Cadence Design Systems, Inc. and our April 2025 acquisition of Tech-X Corporation. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, as we have experienced historically. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our software solutions or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. For example, we have in the past and may in the future face challenges associated with the integration and migration of processes, including issue tracking, release procedures and standardization of license models, which can delay introduction of software solutions. We may be unable to successfully integrate previously acquired businesses and technologies or those acquired in the future, which could adversely impact our business, financial condition and results of operations.
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
Market opportunity estimates and growth forecasts whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. The estimates and forecasts we have or may make relating to the size and expected growth of our target market and market demand may also prove to be inaccurate. Assumptions as to the future growth of the integrated circuits and electronic manufacturing markets, and the continued advancement of technology in those industries, may prove to be inaccurate or incorrect. In addition, the estimated global EDA market may not materialize in the timeframe we expect, if ever, and even if the markets meet our current expectations, this should not be taken as indicative of our future growth or prospects. In order to be successful, we will need to continue to develop and advance our software solutions, secure new and renewed bookings, obtain sufficient capital to finance our business and otherwise successfully scale our business and operations. We face a number of challenges in achieving these objectives, including those described elsewhere in these risk factors. There can be no assurance that we will be able to achieve our objectives or successfully grow our business, capture meaningful market share or take advantage of market opportunities.
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
We, and our vendors may, have periodically experienced attempted cybersecurity attacks that have not resulted in any known breaches or access to our data to date. While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect, mitigate and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities on a timely basis. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Such vulnerabilities could be exploited and result in a security incident.
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
As long as we are a controlled company, your ability to influence matters requiring stockholder approval will be limited, and the interests of our controlling stockholder may conflict with or differ from your interests as a stockholder
The Pesic Family (as defined below) collectively own more than 65% of our total outstanding common stock. For so long as the Pesic Family continue to collectively hold at least 50% of our outstanding common stock, they will be able to elect the members of our board of directors and will have the ability to control all matters affecting us, including:
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
We lease several office facilities from entities controlled by Ms. Ngai-Pesic pursuant to which we recorded a rent expense of $0.1 million during each of the three months ended March 31, 2025 and 2024. Because we are controlled by the Pesic Family, we may not have the leverage to negotiate extensions or amendments to our agreements on terms as favorable to us compared to those we would negotiate with an unaffiliated third party. See Note 6 to our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
We are subject to governmental export and import controls and sanctions, laws and regulations that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we do not comply with applicable laws and regulations.
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
Complying with export control and sanctions laws and regulations can be time-consuming and result in the delay or loss of sales opportunities. We have taken precautions to prevent our software solutions and technology from being provided in violation of such laws and regulations. However, our software solutions and technology have previously been, and could in the future be, provided in violation of such laws despite the precautions in place. Between August 2019 and June 2022, we filed various voluntary disclosures with BIS regarding potential violations of U.S. export control laws and regulations, specifically, the export of our licenses to certain parties designated on BIS’s Entity List and Unverified List, and the export of certain software modules without a license which was required at the time of the transaction but that were declassified by BIS in October 2020 to a lesser controlled export classification, meaning that such software generally no longer requires an export license. In April 2025, BIS issued a warning letter in response to the voluntary self-disclosures instead of pursuing criminal or administrative penalties or taking other enforcement action. However, BIS reserved the right to take future enforcement action should additional information warrant renewed attention. In July and October 2022 and January 2023, we also filed voluntary disclosures with OFAC regarding potential violations of OFAC sanctions programs, specifically the download of certain Company software modules by users in U.S. embargoed countries. In October 2023, we also filed voluntary disclosures with OFAC regarding certain banking transactions made by our third party service provider in Russia on our behalf, through a bank that was sanctioned by OFAC. In July 2024, OFAC issued a cautionary letter regarding the sanctions matters instead of pursuing a civil monetary penalty or taking other enforcement action. However, OFAC reserved the right to take future enforcement action should additional information warrant renewed attention. If either BIS and OFAC chooses to bring an enforcement action against us in relation to any potential violations in the future, such actions could result in the imposition of significant penalties against us.
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
In January 2022, the Nangate Parties filed a third amended cross-complaint against us and the Co-Defendants, seeking $20.0 million in damages for breach of contract, fraud, and unfair business practices, as well as punitive damages.
On July 23, 2024, a jury awarded the Nangate Parties $11.3 million in damages under breach of contract related claims, including breach of contract and breach of the covenant of good faith and fair dealing, and court and litigation related costs and certain expert expenses subject to the Nangate Parties establishing the legal right to them and to be determined by the court (the “Contract Damages”). As a result, during the year ended December 31, 2024, we recorded a charge to estimated litigation claim and accrued expenses and other current liabilities of $11.3 million for the Contract Damages awarded to the Nangate Parties.
The jury also found Silvaco and the Co-Defendants liable for certain of the fraudulent and negligent misrepresentation claims and awarded the Nangate Parties $6.6 million. Incremental punitive damages relating to these claims, including $17.0 million payable by Silvaco and a total of $16.0 million to be paid by the Co-Defendants, were awarded following a hearing on August 16, 2024 (collectively, the “Fraud Damages”). The Nangate Parties have the option to choose either the Contract Damages or the Fraud Damages, but in no circumstances will the Nangate Parties receive both remedies.
The parties have reached preliminary agreement on key terms of a potential settlement, subject to negotiation and execution of a settlement agreement. In connection with the potential settlement, we recorded a charge to estimated litigation claim and accrued expenses and other current liabilities of $13.1 million for the three months ended March 31, 2025. We can give no assurance that a settlement will be finalized. If a settlement is not finalized, we and the Co-Defendants can appeal the judgement, which will require us to collateralize and post an appellate bond of up to $35.4 million. We believe we have strong grounds for appeal and are pursuing post-trial motions. Additionally, we believe that there are strong arguments in support of substantially reducing the punitive damages portion of the Fraud Damages, which we believe are excessive under California Law, and the United States and California constitutions, particularly given the disproportionate nature of the punitive damages relative to the compensatory damages. See Note 11 of our condensed consolidated financial statements for further discussion.
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
Risks Related to the Ownership of Our Common Stock
The price of our common stock is volatile and this volatility may negatively impact the market price of our common stock. Declines in the price of our common stock could subject us to litigation.
The trading price and volume of our common stock have fluctuated, including declines in the trading price since our IPO, and could fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. Such declines and fluctuations could result in investors losing all or part of their investment because they may not be able to sell them at or above the prices paid for them. Factors that could affect the trading price and volume of our common stock include:
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
The requirements of being a public company may strain our resources and distract our management.
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
There is no guarantee that an active and liquid market for our common stock will be sustained and investors may not be able to sell their shares at or above the price at which they were bought, or at all.
Our common stock has been trading on a national securities exchange for less than 12 months. An active market in our common stock may not be sustainable or liquid enough for you to sell your shares, especially given the concentration of outstanding shares. If an active market for our common stock is not sustained, holders of our common stock may not be able to liquidate their investment or resell their shares at favorable prices, or at all. An inactive trading market may also impair our ability to raise capital by selling shares of our common stock and enter into strategic partnerships or acquire other complementary products, technologies or businesses by using shares of our common stock as consideration. Furthermore, there can be no guarantee that we will continue to satisfy the continued listing standards of Nasdaq. If we fail to satisfy the continued listing standards, we could be delisted, which would negatively impact the value and liquidity of your investment.
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
We sold 6.0 million shares of common stock in the IPO and issued 294,217 shares to Micron in connection with the mandatory conversion of the senior subordinated convertible promissory note (the “Micron Note”), all of which are freely transferable without restriction or additional registration under the Securities Act of 1933, as amended, or the Securities Act.
Substantially all of the remaining 22.5 million shares of our common stock, including all shares held by our executive officers, directors and the holders of substantially all of our equity securities, were subject to lock-up agreements with the underwriters of the IPO, which have since expired. We have registered all shares of common stock that we may issue under equity compensation plans and therefore, those shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Because the restrictions on resale under the lock-up agreements have ended, the market price of our common stock could drop significantly if the holders of those shares sell them or are perceived by the market as intending to sell them.
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
The market price and trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us, our business and our market. As a newly public company, the analysts who publish information about our common stock have had relatively little experience with us, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If one or more of the analysts covering us adversely change their recommendation regarding our stock or change their recommendation about our competitors’ stock, our stock price could decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline or become volatile.
We have broad discretion in the use of the net proceeds to us from the IPO and may not apply the proceeds in ways that increase our market value or improve our operating results.
Our management has considerable discretion in the application of the net proceeds from the IPO. The net proceeds we received may be used for corporate purposes that do not increase the value of our business, which could cause our stock price to decline. The failure by our management to apply the net proceeds from the IPO effectively could impair our growth prospects and result in financial losses that could harm our business and cause the price of our common stock to decline. We used a portion of the proceeds of the IPO to repay in full (i) the 2022 Credit Line payable to Ms. Ngai-Pesic and (ii) the loan facility with East West Bank (the “East West Bank Loan”). We have placed unused net proceeds in investments that may not produce income or that lose value. Additionally, we have broad discretion in the use of the net proceeds from the IPO when determining whether to satisfy the anticipated tax withholding and remittance obligations related to vesting of RSUs granted to our employees on their behalf after settling the awards or whether to elect to allow RSU holders to sell into the open market shares underlying RSUs to the extent needed to satisfy tax obligations associated with these vested RSUs.
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
Proceeds from the IPO have been used for general corporate purposes, including working capital, selling and marketing activities, research and product development, general and administrative matters, and capital expenditures. Additionally, proceeds were used to repay $2.0 million outstanding under the 2022 Credit Line, repay $4.3 million under the East West Bank Loan, and to pay for shares withheld from employees to satisfy the tax withholding and remittance obligations. There has been no material change in our intended use of proceeds as described in the Registration Statement.
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

10.1
Asset Purchase Agreement, by and between Silvaco, Inc. and Cadence Design Systems, Inc., dated March 4, 2025 (filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2025)

31.1*	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*    Filed herewith.
**     The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q, is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on May 7, 2025.

SILVACO GROUP, INC.

/s/ Babak A. Taheri
Name: Dr. Babak A. Taheri
Title: Chief Executive Officer and Principal Financial Officer