Form 10-Q
period 2025-06-30
Silvaco Group, Inc.
filed 2025-08-06
CIK 1943289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 001-42043
Silvaco Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	27-1503712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒
As of August 4, 2025 the registrant had 30,382,107 shares of common stock, $0.0001 par value per share, outstanding.

SIGNATURES

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and par value amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$13,132	$19,606
Restricted cash	16,500	—
Current marketable securities	25,853	63,071
Accounts receivable, net	9,888	9,211
Contract assets, net	12,126	11,932
Prepaid expenses and other current assets	4,628	3,460
Total current assets	82,127	107,280
Non-current assets:
Non-current marketable securities	—	4,785
Property and equipment, net	991	865
Operating lease right-of-use assets, net	2,170	1,711
Intangible assets, net	12,514	4,369
Goodwill	18,692	9,026
Non-current portion of contract assets	9,407	12,611
Other assets	1,728	1,698
Total non-current assets	45,502	35,065
Total assets	$127,629	$142,345
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,853	$3,316
Accrued expenses and other current liabilities	23,952	19,801
Accrued income taxes	1,524	1,668
Deferred revenue, current	9,303	7,497
Operating lease liabilities, current	864	744
Vendor financing obligation, current	1,114	1,462
Total current liabilities	38,610	34,488
Non-current liabilities:
Deferred revenue, non-current	5,207	3,593
Operating lease liabilities, non-current	1,279	946
Vendor financing obligation, non-current	1,949	2,928
Other non-current liabilities	996	307
Total liabilities	48,041	42,262
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 29,603,494 and 28,526,615 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	137,572	130,360
Accumulated deficit	(56,694)	(28,012)
Accumulated other comprehensive loss	(1,293)	(2,268)
Total stockholders' equity	79,588	100,083
Total liabilities and stockholders' equity	$127,629	$142,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share amounts)

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue:
Software license revenue	$7,217	$11,023	$17,226	$23,281
Maintenance and service	4,831	3,937	8,914	7,568
Total revenue	12,048	14,960	26,140	30,849
Cost of revenue	3,504	4,861	6,520	6,834
Gross profit	8,544	10,099	19,620	24,015
Operating expenses:
Research and development	5,907	7,707	10,707	11,323
Selling and marketing	4,714	7,171	9,433	10,483
General and administrative	8,066	18,314	16,186	22,914
Litigation settlement	—	14,696	13,069	14,696
Total operating expenses	18,687	47,888	49,395	59,416
Operating loss	(10,143)	(37,789)	(29,775)	(35,401)
Loss on debt extinguishment	—	(718)	—	(718)
Interest income	651	682	1,514	682
Interest and other expense, net	(443)	(349)	(734)	(554)
Loss before income tax provision	(9,935)	(38,174)	(28,995)	(35,991)
Income tax (benefit) provision	(526)	214	(313)	1,019
Net loss	$(9,409)	$(38,388)	$(28,682)	$(37,010)
Net loss per share:
Basic and diluted	$(0.32)	$(1.55)	$(0.99)	$(1.65)
Weighted average shares used in computing per share amounts:
Basic and diluted	29,312,982	24,811,112	29,005,331	22,405,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(9,409)	$(38,388)	$(28,682)	$(37,010)
Other comprehensive income (loss):
Foreign currency translation adjustments	820	(199)	1,096	(384)
Unrealized loss on marketable securities	(51)	—	(121)	—
Comprehensive loss	$(8,640)	$(38,587)	$(27,707)	$(37,394)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except share amounts)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2025	28,805,280	$3	$132,937	$(47,285)	$(2,062)	$83,593
Issuance of common stock in a business combination	457,666	—	2,435	—	—	2,435
Issuance of common stock for share-based award plans	416,498	—	361	—	—	361
Tax withholding on restricted stock unit settlements	(75,950)	—	(333)	—	—	(333)
Stock-based compensation expense	—	—	2,172	—	—	2,172
Other comprehensive income	—	—	—	—	769	769
Net loss	—	—	—	(9,409)	—	(9,409)
Balance, June 30, 2025	29,603,494	$3	$137,572	$(56,694)	$(1,293)	$79,588

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2024	20,000,000	$2	$—	$12,770	$(2,177)	$10,595
Issuance of common stock in connection with initial public offering, net of underwriting fees and commissions and net of deferred transaction costs of $3,298	6,000,000	1	102,721	—	—	102,722
Conversion of Micron Note into common stock	294,217	—	5,589	—	—	5,589
Stock-based compensation expense	—	—	21,527	—	—	21,527
Other comprehensive loss	—	—	—	—	(199)	(199)
Net loss	—	—	—	(38,388)	—	(38,388)
Balance, June 30, 2024	26,294,217	$3	$129,837	$(25,618)	$(2,376)	$101,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except share amounts)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	28,526,615	$3	$130,360	$(28,012)	$(2,268)	$100,083
Issuance of common stock in a business combination	457,666	—	2,435	—	—	2,435
Issuance of common stock for share-based award plans	748,942	—	361	—	—	361
Tax withholding on restricted stock unit settlements	(129,729)	—	(586)	—	—	(586)
Stock-based compensation expense	—	—	5,002	—	—	5,002
Other comprehensive income	—	—	—	—	975	975
Net loss	—	—	—	(28,682)	—	(28,682)
Balance, June 30, 2025	29,603,494	$3	$137,572	$(56,694)	$(1,293)	$79,588

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	20,000,000	$2	$—	$11,392	$(1,992)	$9,402
Issuance of common stock in connection with initial public offering, net of underwriting fees and commissions and net of deferred transaction costs of $3,298	6,000,000	1	102,721	—	—	102,722
Conversion of Micron Note into common stock	294,217	—	5,589	—	—	5,589
Stock-based compensation expense	—	—	21,527	—	—	21,527
Other comprehensive loss	—	—	—	—	(384)	(384)
Net loss	—	—	—	(37,010)	—	(37,010)
Balance, June 30, 2024	26,294,217	$3	$129,837	$(25,618)	$(2,376)	$101,846

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,682)	$(37,010)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,146	475
Stock-based compensation expense	4,397	21,829
Provision for credit losses	116	143
Litigation settlement	13,069	14,696
Loss on debt extinguishment	—	718
Accretion of discount on marketable securities, net	(462)	(194)
Change in fair value of contingent consideration	52	(18)
Changes in operating assets and liabilities:
Accounts receivable	97	(3,102)
Contract assets	4,832	(4,081)
Prepaid expenses and other current assets	(1,073)	(882)
Other assets	32	(84)
Accounts payable	(1,576)	(2)
Accrued expenses and other current liabilities	(16,586)	(1,287)
Related party funding of litigation apportionment agreement	6,000	—
Accrued income taxes	(714)	687
Deferred revenue	2,719	(673)
Other non-current liabilities	20	(9)
Net cash used in operating activities	(16,613)	(8,794)
Cash flows from investing activities:
Sales of marketable securities	10,345	—
Purchases of marketable securities	—	(67,809)
Maturities of marketable securities	32,000	—
Acquisition of businesses	(14,306)	—
Purchases of property and equipment	(222)	(56)
Net cash provided by (used in) investing activities	27,817	(67,865)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting fees	—	106,020
Proceeds from issuance of convertible note, net of debt issuance costs	—	4,852
Proceeds from loan facility	—	4,250
Repayment of loan facility	—	(4,250)
Repayment of related party line of credit	—	(2,000)
Deferred transaction costs	—	(2,126)
Proceeds from issuance of common stock for share-based awards	361	—
Payment of payroll taxes related to shares withheld from employees	(586)	—
Contingent consideration	(46)	(22)
Payments of vendor financing obligation	(1,328)	(300)
Net cash (used in) provided by financing activities	(1,599)	106,424
Effect of exchange rate fluctuations on cash and cash equivalents and restricted cash	421	88
Net increase in cash and cash equivalents and restricted cash	10,026	29,853
Cash and cash equivalents and restricted cash, beginning of period	19,606	4,421
Cash and cash equivalents and restricted cash, end of period	$29,632	$34,274
Cash and cash equivalents and restricted cash:
Cash and cash equivalents	13,132	34,274
Restricted cash	16,500	—
Total cash and cash equivalents and restricted cash	$29,632	$34,274

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
The condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these condensed consolidated financial statements, as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 and the related notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2025. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of that date. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the condensed consolidated financial statements.
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the Company’s operating results to be expected for the full fiscal year or any other future interim or annual period.
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
Concentrations of credit risk
Accounts receivable from customers representing 10% or more of the Company’s total accounts receivable were as follows:

	June 30,	December 31,
	2025	2024
Customer A	21%	*
Customer B	21%	*
Customer C	9%	*
Customer D	*	21%
Customer E	*	15%

* Customer accounted for less than 10% of total accounts receivable at period end.
Revenue from customers representing 10% or more of the Company’s total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer B	11%	*	*	*
Customer F	*	37%	*	19%

* Customer accounted for less than 10% of total revenue during the period.

In addition to the concentration of credit risk with respect to trade receivables and revenue, the Company's cash on deposit with financial institutions is also exposed to concentration risk. The Company's cash on deposit with financial institutions is insured through various public and private bank deposit insurance programs, foreign and domestic; however, a significant portion of cash balances held as of June 30, 2025 and December 31, 2024 exceeded insured limits.
As of June 30, 2025, $19.3 million, or 65%, of the Company’s cash and cash equivalents and restricted cash was maintained with one financial institution, where the Company’s current deposits are in excess of federally insured limits, and $4.1 million, or 13.9%, was held by the Company’s foreign subsidiaries.
Restricted cash
As of June 30, 2025, the Company held restricted cash of $16.5 million to secure an irrevocable standby letter of credit issued in connection with a litigation settlement entered into in May 2025 (the “Settlement Agreement”) with the former shareholders of Nangate, Inc. (“Nangate”) and a third cross-complainant (together, the “Nangate Parties”). Of the remaining $16.5 million due under the Settlement Agreement, the Company is obligated to pay $14.4 million. See Note 6, Related Parties, and Note 11, Commitments and Contingencies, for additional information. The letter of credit, secured with East West Bank on May 17, 2025, is scheduled to expire on June 30, 2026. As of June 30, 2025, no amounts had been drawn under the letter of credit. Restricted cash is classified as a current asset on the condensed consolidated balance sheets based on the expected expiration date of the letter of credit.
Accumulated other comprehensive loss

Accumulated other comprehensive loss is composed of foreign currency translation adjustments and unrealized gains and losses on marketable securities.
Foreign currencies
The financial statements of Silvaco's international subsidiaries with local functional currencies are translated to U.S. dollars upon consolidation. Assets and liabilities are translated at the effective exchange rate on the balance sheet date. Results of operations are translated at average exchange rates, which approximate rates in effect when the underlying transactions occur. The Company recorded foreign currency translation adjustments of $0.8 million and $1.0 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, within accumulated other comprehensive loss.
Certain of the Company’s sales and intercompany transactions are denominated in foreign currencies. These transactions are recorded in functional currency at the appropriate exchange rate on the transaction date. Monetary assets and liabilities denominated in a currency other than the Company's functional currency or its subsidiaries' functional currencies are remeasured at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in interest and other expense, net in the Company’s condensed consolidated statements of operations. The Company recorded net foreign exchange transaction losses of $0.3 million and $0.5 million for the three and six months ended June 30, 2025, respectively, and immaterial net foreign exchange transaction losses for the three and six months ended June 30, 2024.
Net loss per share
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding. Because the Company was in a loss position for all periods presented, the diluted earnings per share are equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following outstanding securities were excluded from the computation of diluted net loss per share because the effect would be anti-dilutive.

	June 30,
	2025	2024
RSU Grants	2,895,398	1,605,949

Accounting guidance issued and not yet adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. This ASU is effective for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the condensed consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires additional disclosure of certain amounts included in the expense captions presented on the statements of (loss) income as well as disclosures about selling expenses. This ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the condensed consolidated financial statements.
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
Transaction price allocated to the remaining performance obligations
As of June 30, 2025, approximately $36.4 million of revenue is expected to be recognized from remaining performance obligations. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. The Company's backlog represents installment billings for periods beyond the current billing cycle. The Company expects to recognize revenue on approximately 50% of these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
Deferred revenue
Deferred revenue is comprised mainly of unearned revenue related to maintenance and service on software licenses and pending software license deliveries. Deferred revenue also includes contracts for professional services to be performed in the future.
During the six months ended June 30, 2025, the Company recognized revenue of $3.6 million that was included in the total deferred revenue balance as of December 31, 2024. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue recognized during the six months ended June 30, 2025, as described above.

4. Acquisitions
Optical Proximity Correction Suite of Tools
On March 4, 2025, the Company consummated an asset purchase agreement with Cadence Design Systems, Inc. (“Cadence”), pursuant to which, among other things, Silvaco agreed to acquire certain assets and assume certain liabilities comprising Cadence’s Process Proximity Compensation product line, an optical proximity correction suite of tools (the “OPC Business”), in exchange for $11.5 million in cash.
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
The following is a summary of the assets acquired and liabilities assumed in the OPC Business acquisition.

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
During the three and six months ended June 30, 2025, the Company incurred $0 and $0.6 million of acquisition-related expenses in connection with the acquisition of the OPC Business, which were recognized as general and administrative expense on the condensed consolidated statements of operations.
The operating results of the OPC Business have been included in the Company's condensed consolidated financial statements since the date of acquisition and were not material for the periods presented. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company's condensed consolidated financial results.

Tech-X Corporation
On April 29, 2025, the Company consummated a stock purchase agreement with the shareholders of Tech-X Corporation (“Tech-X”), pursuant to which Silvaco agreed to acquire all of the outstanding shares of Tech-X for an aggregate purchase price of $8.0 million. The purchase consideration consisted of (i) $3.9 million in cash, (ii) 457,666 shares of the Company’s common stock with a fair value of $2.4 million on the closing date, and (iii) contingent consideration, with a maximum payout of $2.0 million, and with an estimated fair value of $1.7 million, payable in cash upon the achievement of specified technical milestones through December 2026. The fair value of the contingent consideration was determined using a discounted cash flow model utilizing a probability weighted analysis, and is re-valued period to period with any changes recorded to interest and other expense, net in the condensed consolidated statements of loss. Refer to Note 12, Fair Value of Financial Instruments, for further information.
The Company believes that integrating Tech-X’s advanced multi-physics simulation tools with Silvaco’s Victory TCAD platform will enhance customers’ ability to develop more accurate digital twin models for photonics, semiconductor devices, and wafer-scale plasma etching.
The acquisition was accounted for as a business combination. The Company recognized the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The excess of the total consideration transferred over the fair value of the net identifiable assets acquired was recorded as goodwill. The goodwill is primarily attributable to expected synergies from the integration of Tech-X’s technologies with the Company’s existing platform and the value of the acquired workforce. The goodwill is not deductible for U.S. income tax purposes.
The following is a summary of the preliminary fair value of assets acquired and liabilities assumed in the Tech-X acquisition.

Asset Type	Weighted Average Amortization Period (Years)	Fair Value
		(in thousands)
Cash		$851
Accounts receivable		749
Prepaid expenses and other current assets		40
Property and equipment		58
Customer relationships	6	1,730
Developed technology	7	1,280
Tradename	2	130
Goodwill		4,355
Accounts payable		(104)
Accrued expenses and other current liabilities		(450)
Deferred tax liability		(566)
Deferred revenue		(80)
Net assets acquired and liabilities assumed		$7,993

The fair value of customer relationships was determined using a discounted cash flow model under the income approach, specifically the multi-period excess earnings method, which discounts future cash flows attributable to existing customers, net of operating expenses and contributory asset charges. The fair value of developed technology and tradename was determined using a discounted cash flow model under the income approach, specifically the relief-from-royalty method, which assumes a market-based royalty rate applied to projected revenues.
The Company has made a preliminary allocation of the purchase price at the date of acquisition based on its understanding of the fair value of the acquired assets and assumed liabilities. The Company is in the process of obtaining all information related to the working capital assets and liabilities. Accordingly, the Company may make adjustments to the preliminary purchase price allocations during the one year measurement period from the date of acquisition until such working capital adjustments are final.
During the three and six months ended June 30, 2025, the Company incurred $0.8 million in acquisition-related expenses in connection with the acquisition of Tech-X, recognized as general and administrative expense on the condensed consolidated statements of operations.

The operating results of Tech-X have been included in the Company's condensed consolidated financial statements since the date of acquisition and were not material for the periods presented. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company's condensed consolidated financial results.

5. Goodwill and Intangible Assets
The Company acquired Tech-X in April 2025 and the OPC Business in March 2025, which resulted in an increase to goodwill of $4.4 million and $9.7 million during the three and six months ended June 30, 2025, respectively. .Refer to Note 4, Acquisitions, for further information.
As of June 30, 2025 and December 31, 2024, intangible assets were classified as follows:

		June 30, 2025
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	7	$3,080	$(823)	$2,257
Customer relationships	6	6,720	(317)	6,403
Trade name	2	130	(11)	119
Non-compete agreements	5	20	(19)	1
Licensed IP	5	4,979	(1,245)	3,734
Total intangible assets		$14,929	$(2,415)	$12,514

		December 31, 2024
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	5	$800	$(666)	$134
Customer relationships	5	90	(90)	—
Non-compete agreements	5	20	(17)	3
Licensed IP	5	4,979	(747)	4,232
Total intangible assets		$5,889	$(1,520)	$4,369

Amortization expense by function for the three and six months ended June 30, 2025 and 2024 was follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$249	$249	$498	$249
Research and development	71	47	122	117
General and administrative	302	—	364	—
Total amortization expense	$622	$296	$984	$366
As of January 1, 2025, the Company removed the carrying value of $0.1 million of fully amortized intangible assets which at the time of removal had $0 net book value.

As of June 30, 2025, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31,
Amount
(in thousands)
Remainder of 2025	$1,313
2026	2,465
2027	2,421
2028	2,400
2029	1,653
Thereafter	2,262
Total net carrying value of intangible assets	$12,514

6. Related Parties
The Company has a commercial lease agreement with Kipee International, Inc., a related party controlled by Katherine Ngai-Pesic, who is the Company's founding principal stockholder and chairperson of the Board of Directors, for Silvaco's corporate office in Santa Clara, California. In connection with this lease arrangement, the Company recorded rent expense of $0.1 million during each of the three and six months ended June 30, 2025 and 2024. The Company's original three year commercial office lease for this property commenced on May 1, 2022, and expired on April 30, 2025. The Company and Kipee International entered into a new commercial lease agreement, effective as of May 1, 2025, for a three year period ending on April 30, 2028. The Company's right-of-use asset and operating lease liability for this property is $0.7 million as of June 30, 2025.
The Company has international office leases with New Horizons (Cambridge) LTD (“NHC”) and New Horizons France (“NHF”) in Cambridgeshire, England and Grenoble, France, respectively. NHC and NHF are real estate entities owned and controlled by Ms. Ngai-Pesic. In connection with these lease arrangements, the Company recorded rent expense of $0.1 million during each of the three and six months ended June 30, 2025 and 2024. The Company's right-of-use asset and operating lease liability under the NHC lease, which expires on December 31, 2029, is $0.9 million as of June 30, 2025. The Company's right-of-use asset and operating lease liability under the NHF lease, which expires on April 30, 2026, is $0.1 million as of June 30, 2025.
On June 13, 2022, Silvaco entered into a $4.0 million line of credit with Ms. Ngai-Pesic (the “2022 Credit Line”). In connection with this line of credit, the Company recorded interest expense of $0.1 million during the three and six months ended June 30, 2024. The outstanding amounts due under the 2022 Credit Line were repaid in full and the 2022 Credit Line was terminated in May 2024.
In May 2025, the Company, Ms. Ngai-Pesic, and Iliya Pesic (Ms. Ngai-Pesic and Mr. Pesic, collectively, the “Co-Defendants”) agreed to a settlement in connection with a trial court judgment awarded to the Nangate Parties. The $32.5 million settlement (the “Settlement Payment”) consists of an initial $16.0 million payment paid on June 17, 2025 and four quarterly installment payments of $4.1 million each, payable on August 15, 2025, November 14, 2025, February 13, 2026, and May 15, 2026. Following the Settlement Agreement, the Co-Defendants, each a principal stockholder of the Company and a member of the Company’s board of directors, executed an apportionment agreement with the Company under which the Co-Defendants agreed to bear 25% of the Settlement Payment, with the Company bearing the remaining 75%. In June 2025, the Company made the initial payment of $16.0 million on behalf of the Company and the Co-Defendants, which included $6.0 million contributed by the Co-Defendants in accordance with the apportionment agreement. The Company recorded a charge to litigation settlement and accrued expenses and other current liabilities of $13.1 million for the six months ended June 30, 2025 related to the Settlement Agreement. The Company did not record a charge during the three months ended June 30, 2025. As of June 30, 2025, the Company’s remaining liability under the Settlement Payment is $14.4 million, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. In the event that the Co-Defendants do not satisfy their obligation under the Settlement Agreement, the Company will assume payment of the Co-Defendants litigation settlement obligation of $2.1 million to avoid a default under the Settlement Agreement. In such unlikely circumstance, the Company expects to seek remedies from the Co-Defendants under the apportionment agreement. See Note 11, Commitments and Contingencies for additional information.

7. Debt and Financing Obligations
In December 2023, the Company entered into a loan facility with East West Bank (the “East West Bank Loan”) which had a maturity date of December 14, 2025 and provided for borrowings of up to $5.0 million bearing interest at a per annum rate equal to one half of one percent (0.5%) above the greater of (i) the prime rate or (ii) four and one half percent (4.5%). The Company drew $0 and $4.3 million and recorded interest expense of $0.1 million and $0.2 million on the East West Bank Loan during the three and six months ended June 30, 2024, respectively. In May 2024, the $4.3 million was repaid in full and the East West Bank Loan was terminated. Accordingly, the Company recognized a loss on debt extinguishment of $0.1 million during the three and six months ended June 30, 2024.
On April 11, 2024, the Company amended its license to use, perform, display, copy, reproduce, modify, adapt, alter, customize, translate or otherwise create derivative works based on certain technology of NXP Semiconductors Netherlands B.V. to develop and make licensed designs for the Company’s account, and to market, demonstrate, promote, sell, offer to sell, distribute and otherwise dispose of such licensed designs for total cash consideration of $6.0 million, to be paid over 5 years, pursuant to which the Company recorded an associated vendor financing obligation, which has a balance of $3.1 million as of June 30, 2025. The Company determined that this vendor financing obligation had an imputed interest rate of 9%, which is reflective of its borrowing rate for arrangements with similar terms. The Company recognized interest expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, and $0.1 million for both the three and six months ended June 30, 2024. The Company’s vendor financing obligation is comprised of the following payments as of June 30, 2025:

For the year ending December 31,	Amount
(in thousands)
Remainder of 2025	$—
2026	1,200
2027	1,200
2028	1,200
Total undiscounted cash flows	$3,600
Less: Imputed interest	537
Present value of vendor financing obligation	$3,063
Vendor financing obligation, current	1,114
Vendor financing obligation, non-current	$1,949
On April 16, 2024, the Company entered into a note purchase agreement with Micron Technology Inc. (“Micron”), which has been and is a customer of the Company, pursuant to which the Company issued to Micron a senior subordinated convertible promissory note in the principal amount of $5.0 million (the “Micron Note”). The Micron Note was contractually subordinated to the East West Bank Loan through a subordination agreement with East West Bank, but was senior to all of our other existing debt and was senior to any new future debt incurred (other than any undrawn amount available under the East West Bank Loan while it was outstanding). The Micron Note accrued interest at a rate of 8% per annum, with principal and interest due upon maturity three years after the date of issuance. Upon the consummation of the initial public offering (“IPO”), the Micron Note was mandatorily convertible into a number of shares equal to the outstanding principal amount and accrued interest divided by a conversion price equal to (a) the price of the Company’s common stock issued in the initial public offering, times (b) 0.90. The Company determined that the feature that allowed for settlement of the Micron Note into a variable number of shares required bifurcation as a derivative liability and should be initially measured at fair value. The Company recorded a derivative liability of $0.5 million and a corresponding debt discount of $0.5 million on the issuance date.

On May 13, 2024, the Micron Note was converted into 294,217 shares of the Company’s common stock in connection with the consummation of the IPO. The shares issued pursuant to the Micron Note were registered for resale under the Securities Act. Upon the settlement of the Micron Note, the derivative liability was settled and the Company remeasured it to its fair value and recorded a loss on derivative remeasurement of $28,000 during the three and six months ended June 30, 2024, which was recorded in interest and other expense, net on the Company’s condensed consolidated statements of operations. As a result, the fair value of the shares issued of $5.6 million was recognized in additional paid-in capital and the Company settled the debt, inclusive of the derivative liability, and recognized a loss on debt extinguishment of $0.7 million during the three and six months ended June 30, 2024.
8. Stock-Based Compensation
Stock-Based Compensation Plans
On March 18, 2024, the number of shares of common stock reserved for issuance under the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) was increased to 4.6 million and the term of the 2014 Plan was extended to March 18, 2034. On April 26, 2024, in connection with the consummation of the Company’s IPO, the Company’s board of directors approved and adopted the 2024 Stock Incentive Plan (“2024 Plan”), subject to stockholder approval, and the Company’s stockholders approved the 2024 Plan on April 29, 2024. The 2024 Plan became effective on May 8, 2024, and supersedes the 2014 Plan. All forfeited shares underlying RSUs granted under the 2014 Plan and shares reserved for future issuance under the 2014 Plan are included in the share reserve under the 2024 Plan. As of June 30, 2025, the number of shares of common stock reserved for future issuance under the 2024 Plan was 2,414,426.
The following table summarizes the Company's RSU activity pursuant to the 2014 Plan and the 2024 Plan for the six months ended June 30, 2025:

	Weighted Average		Number of Awards
	Grant Date Fair Value	Remaining Contract Term (in years)
Balance as of December 31, 2024	$12.75	8.83	1,503,662
Granted	4.50	9.78	2,264,061
Vested	11.39	8.67	(657,936)
Forfeited / canceled	9.34	8.42	(214,389)
Balance as of June 30, 2025	$7.07	9.38	2,895,398

Employee Stock Purchase Plan
The Company’s 2024 Employee Stock Purchase Plan (the “2024 ESPP”) allows employees to designate up to 15% of their base compensation, subject to legal restrictions and limitations, to purchase shares of common stock at 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. Under the 2024 ESPP, the first offering began on August 1, 2024, and ended on the purchase date of November 30, 2024. The second offering began on December 1, 2024, and ended on the purchase date of May 31, 2025. The third offering began on June 1, 2025, and ends on the purchase date of November 30, 2025. The Company’s Compensation Committee shall have the discretion to provide for the automatic termination of an Offering following any Purchase Date on which the Fair Market Value of a Share is equal to or less than the Fair Market Value of a Share on the Offering Date, and for the Participants in the terminated Offering to be automatically re-enrolled in a new Offering that commences immediately after such Purchase Date.
Pursuant to the second offering, 91,632 were shares purchased, at a weighted average purchase price of $3.94, resulting in $0.4 million in cash proceeds during the six months ended June 30, 2025. As of June 30, 2025, unrecognized stock-based compensation cost related to awards granted under the 2024 ESPP totaled $0.1 million, which is expected to be recognized over a remaining period of five months.

Stock-based Compensation Expense
The Company issues RSUs to its employees, directors and service providers. The RSUs awarded under the 2014 Plan generally had two vesting requirements, a Time-Based Requirement and a Liquidity Event Requirement. The Liquidity Event Requirement would be satisfied as to any then-outstanding RSUs on the first to occur of: (1) a change in control event (as defined in the award agreement); or (2) the first sale of common stock pursuant to an underwritten IPO, in either case, within 10 years of the grant date. The Liquidity Event Requirement was satisfied upon the consummation of the IPO on May 13, 2024. The Time-Based Requirement generally requires four years for full vesting of the grants, with 25% vesting after one year and quarterly vesting over the subsequent three years. Certain grants have had modified time-based vesting requirements, including certain grants that have been issued with the Time-Based Requirement satisfied on the grant date. The Company recognizes its stock-based compensation expense ratably over the requisite service period, which is generally four years.
Prior to the consummation of the IPO, the Company did not record stock-based compensation expense for the RSUs, as the Liquidity Event Requirement was not deemed probable. Upon the consummation of the IPO, the Liquidity Event Requirement was met, and the Company incurred stock-based compensation expense associated with (i) RSUs granted to active employees and service providers, (ii) RSUs granted to certain former employees and service providers whose RSUs vested in connection with the Liquidity Event, and (iii) the acceleration of the Time Based Requirement for certain awards to executive officers, senior management and directors as a result of the Liquidity Event.
In November 2023, the Company issued 30,000 RSUs with certain performance-based conditions, in addition to the Time-Based Requirement, and 75,000 RSUs with certain market-based conditions, in addition to the Time Based Requirement and the Liquidity Event Requirement. Due to the departure of the grantee from the Company in April 2025, the RSUs were forfeited and the Company reversed the stock-based compensation expense that was previously recognized for the unvested RSUs. The reversal was immaterial for the three and six months ended June 30, 2025.
The Company recorded total stock-based compensation expense of $2.1 million and $4.4 million during the three and six months ended June 30, 2025, respectively, and $21.8 million during the three and six months ended June 30, 2024, respectively, for the service periods through such dates using the straight-line attribution method, net of actual forfeitures, based on the grant-date fair value of the RSU awards. The following table summarizes stock-based compensation expense by function for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$359	$2,467	$558	$2,467
Research and development	576	4,065	820	4,065
Sales and marketing	411	3,552	734	3,552
General and administrative	774	11,745	2,285	11,745
	$2,120	$21,829	$4,397	$21,829
As of June 30, 2025, the Company had unrecognized stock-based compensation expense of $18.4 million which is expected to be recognized over a weighted average period of 2.6 years.
9. Income Taxes
During the three and six months ended June 30, 2025, the Company recorded an income tax (benefit) provision of $(0.5) million and $(0.3) million, respectively, as compared to $0.2 million and $1.0 million during the three and six months ended June 30, 2024, respectively. The effective tax rate for the three and six months ended June 30, 2025 was 5% and 1%, respectively, as compared to (1)% and (3)% during the three and six months ended June 30, 2024, respectively.

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
On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill (“H.R. 1”). The enactment of H.R. 1 is not expected to have a material impact on the Company’s tax position or consolidated financial statements.

10. Segment Reporting
The Company manages its operations through an evaluation of a consolidated business segment that solves semiconductor design challenges by offering affordable and competitive TCAD software, EDA software and design IP to support engineers and researchers across the globe. The chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, Dr. Babak A. Taheri, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment.
The following table presents a summary of revenue, payroll expenses, which the CODM reviews in assessing Company performance and deciding how to allocate resources, and total other expenses as a reconciliation to consolidated net loss for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Total revenue	$12,048	$14,960	$26,140	$30,849
Expenses
Payroll expenses	14,941	31,523	29,473	40,861
All other expenses, net	6,516	21,825	25,349	26,998
Total expenses	21,457	53,348	54,822	67,859
Net loss	$(9,409)	$(38,388)	$(28,682)	$(37,010)

11. Commitments and Contingencies
Warranties
The Company typically provides its customers a warranty on its software licenses for a period of no more than 90 days and on its other tools for a period of no more than one year. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and six months ended June 30, 2025, and 2024, the Company has not incurred any costs related to warranty obligations.

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
Contingencies
In December 2020, the Company sought declaratory relief in the California Superior Court to clarify its obligations regarding the earnout payments due to the former stockholders of Nangate following its acquisition by the Company in 2018. The Nangate Parties subsequently filed a cross-complaint against the Company and the Co-Defendants seeking $20.0 million in damages for breach of contract, fraud, and unfair business practices, as well as punitive damages.
On July 23, 2024, a jury awarded the Nangate Parties $11.3 million in damages under breach of contract related claims, including breach of contract and breach of the covenant of good faith and fair dealing and court and litigation related costs and expenses to be determined by the court (the “Contract Damages”). As a result, during the year ended December 31, 2024, the Company recorded a charge to litigation settlement and accrued expenses and other current liabilities of $11.3 million for the Contract Damages awarded to the Nangate Parties.
The jury also found the Company and the Co-Defendants liable for certain of the misrepresentation claims and awarded the Nangate Parties $6.6 million in compensatory damages, for which the Company and the Co-Defendants were joint and severally liable. Incremental punitive damages relating to these claims, including $17.0 million payable by the Company and a total of $16.0 million to be paid by the Co-Defendants, were awarded following a hearing on August 16, 2024 (collectively, the “Fraud Damages”). Under California law, the Nangate Parties were entitled to elect either the Contract Damages or the Fraud Damages but could not receive both.
In May 2025, the parties entered into the Settlement Agreement pursuant to which the Company and the Co-Defendants agreed to pay the Nangate Parties’ an aggregate amount of $32.5 million in full resolution of all claims. In connection with the Settlement Agreement, the Company recorded an additional charge to litigation settlement and accrued expenses and other current liabilities of $13.1 million for the six months ended June 30, 2025. As of June 30, 2025, the Company’s remaining liability under the Settlement Payment was $14.4 million, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. In the event that the Co-Defendants do not satisfy their obligation under the Settlement Agreement, the Company will assume payment of the Co-Defendants litigation settlement obligation of $2.1 million to avoid a default under the Settlement Agreement. In such unlikely circumstance, the Company expects to seek remedies from the Co-Defendants under the apportionment agreement. Refer to Note 6,, Related Parties, for further information.
As of June 30, 2025, the Company held restricted cash of $16.5 million to secure an irrevocable standby letter of credit issued in connection the Settlement Agreement. Refer to Note 2, Summary of Significant Accounting and Reporting Policies, for additional details.
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

The Company is party to various litigation matters and claims arising from time-to-time in the ordinary course of business. While the results of such matters cannot be predicted with certainty, unless disclosed above, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows. However, each of these matters is subject to various uncertainties and it is possible that an unfavorable resolution of one or more of these proceedings could materially affect the Company.
12. Fair Value of Financial Instruments
Financial instruments measured at fair value on a recurring basis
The following tables present the Company's financial assets and liabilities that are measured at estimated fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	Fair value measurements as of June 30, 2025
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	6,149	6,149	—	—
Total	6,149	6,149	—	—
Available-for-sale marketable securities:
U.S. government agencies securities	25,853	—	25,853	—
Total	25,853	—	25,853	—
Total	$32,002	$6,149	$25,853	$—
Liabilities:
Contingent consideration	1,699	—	—	1,699
Total	$1,699	$—	$—	$1,699

	Fair value measurements as of December 31, 2024
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	13,144	13,144	—	—
Total	13,144	13,144	—	—
Available-for-sale marketable securities:
U.S. treasury securities	27,237	—	27,237	—
U.S. government agencies securities	40,619	—	40,619	—
Total	67,856	—	67,856	—
Total	$81,000	$13,144	$67,856	$—
Liabilities:
Contingent consideration	11	—	—	11
Total	$11	$—	$—	$11
The Company's level 1 financial assets were valued using quoted prices in active markets for identical assets as of June 30, 2025 and December 31, 2024. The Company’s level 2 financial assets were determined based on third-party inputs which are either directly or indirectly observable, such as reported trades and broker or dealer quotes. The Company's marketable securities have an amortized cost that approximates fair value as of June 30, 2025 and December 31, 2024.

Pursuant to the Company’s stock purchase agreements for the acquisition of Nangate in March of 2018, PolytEDA Cloud LLC in January of 2021 and Tech-X Corporation in April of 2025, the former shareholders are entitled to additional milestone and earn out consideration based on operating income generated by the business and technical achievements. The milestone consideration and earn-out liabilities are classified as contingent consideration as the obligations are due in cash. As such the obligations are recorded at their fair value and re-valued period to period with any changes recorded to interest and other expense, net in the condensed consolidated statements of operations.
The Company's contingent consideration is valued using a discounted cash flow model, and the assumptions used in preparing the discounted cash flow model include estimates for interest rates and the amount of cash flows, in addition to the expected net revenue, operating income and technical achievement of the acquired technology.
The following is a reconciliation of changes in the liability related to contingent consideration during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Fair value as of January 1,	$11	$112
Change in fair value	52	(18)
Earn-out payments	(46)	(22)
Acquisitions	1,682	—
Fair value as of June 30,	$1,699	$72

13. Subsequent Events
On August 1, 2025, the Company, Mixel Group, Inc., a California corporation (“Mixel”), the stockholders of Mixel, and the stockholders' representative consummated a Stock Purchase Agreement, dated July 29, 2025, pursuant to which the Company acquired all of the outstanding shares of common stock of Mixel for a preliminary aggregate purchase price of $22.0 million, payable in cash of $19.0 million and shares of the Company of $3.0 million. The Company’s initial accounting for this acquisition is in process.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statements Regarding Forward-Looking Information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2024 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”). This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions set forth in our 2024 Form 10-K. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q titled “Risk Factors.” Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Our go-to-market strategy focuses on selling software solutions along with associated maintenance and services. Software solutions represented 60% and 66% of our revenue for the three and six months ended June 30, 2025, respectively, compared to 74% and 75% for the same periods in 2024. Revenue from associated maintenance and services accounted for 40% and 34% of our revenue for the three and six months ended June 30, 2025, respectively, compared to 26% and 25% for the corresponding periods in 2024. Approximately 70% and 73% of our bookings were attributable to existing customers for the three and six months ended June 30, 2025, respectively, compared to 91% and 89% for the same periods in 2024. See “Key Operating Indicators and Non-GAAP Financial Measures—Bookings” for a description of how we define bookings.
Similar to trends observed across the semiconductor industry, we saw a decline in orders during the three and six ended June 30, 2025 primarily driven by softer end market demand. During the three and six months ended June 30, 2025, our bookings were $12.9 million and $26.6 million, respectively, as compared to $19.5 million and $35.6 million for the same periods in 2024. Our revenue was $12.0 million and $26.1 million for the three and six months ended June 30, 2025, respectively, as compared to $15.0 million and $30.8 million for the corresponding periods in 2024.

Recent Acquisitions
On March 4, 2025, we consummated an asset purchase agreement with Cadence Design Systems, Inc. (“Cadence”), pursuant to which, among other things, we agreed to acquire certain assets and assume certain liabilities comprising Cadence’s Process Proximity Compensation product line, an optical proximity correction suite of tools (the “OPC Business”), in exchange for $11.5 million in cash.
On April 29, 2025, we entered into a stock Purchase Agreement with the shareholders of Tech-X Corporation (“Tech-X”), pursuant to which we acquired all of the outstanding shares of Tech-X for an aggregate purchase price of $8.0 million. The purchase consideration consisted of (i) $3.9 million in cash, (ii) 457,666 shares of the Company’s common stock with a fair value of $2.4 million on the closing date, and (iii) contingent consideration, with a maximum payout of $2.0 million, and with an estimated fair value of $1.7 million, payable in cash upon the achievement of specified technical milestones through December 2026.
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
We enter into standard software licensing agreements with each of our customers.. Pursuant to these agreements, we grant our customers a non-exclusive, non-transferable limited license, without the right to sublicense, to execute, use and operate certain software. Each party has the right to terminate the software license agreement under certain circumstances, in which event the customer will be required to remove, delete and return all software, related documentation and confidential information furnished under the license agreement.

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
Our Ability to Expand into New Markets and Applications and Expansion of our Existing Markets
We believe that trends in the global EDA software market, including growth in the integrated circuits and electronics manufacturing markets, growing complexity of semiconductor and photonics designs, and increasing challenges associated with advanced materials and shrinking process technology nodes across the EDA market, will increase the demand for our software solutions over time, which will have a direct impact on our future revenues and results of operations. In response to this increase in complexity and new challenges facing designers, we have increased investments in our research and development for new software product offerings. For example, our research and development expense was 49% and 41% of revenue for the three and six months ended June 30, 2025, respectively, and 52% and 37% of revenue for the three and six months ended June 30, 2024, respectively. We plan to continue to invest in our software solutions to establish and expand a leadership position in our target markets. We also plan to use our research and development efforts to continue to cater to strategic customer needs.
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
We also recognized an immaterial portion of our revenue from device characterization and modeling services for the three and six months ended June 30, 2025 and 2024. Revenue is recognized upon the completion of the requested services and, as applicable, satisfaction of customer acceptance terms. Revenue from these services is classified as maintenance and service revenue.
Cost of Revenue and Gross Profit
Cost of revenue consists of personnel costs comprised of salaries and benefits for employees directly involved in our customer support function, such as customer support engineering salary and benefits, costs of our other customer services, allocation of overhead and facility costs, amortization of acquired intangible assets, and royalties related to the recognized revenue. We recognized $0.4 million and $0.6 million of stock-based compensation expense in cost of revenue during the three and six months ended June 30, 2025, respectively, as compared to $2.5 million for both the three and six months ended June 30, 2024. The decrease was primarily related to stock-based compensation expense recorded during 2024 in connection with the consummation of our initial public offering (“IPO”). We also recognized $0.2 million and $0.5 million of amortization associated with our acquired intangible assets in cost of revenue during the three and six ended June 30, 2025, respectively, compared to $0.2 million for both the three and six months ended June 30, 2024.
Gross profit represents revenue less cost of revenue.

Operating Expenses
Our operating expenses consist of research and development, selling and marketing, general and administrative expenses, and litigation settlement. Related personnel costs are the most significant component of our operating expenses and consist of salaries, benefits, stock-based compensation expense, bonuses and commissions. Our operating expenses also include consulting costs, costs of facilities, information technology, depreciation and amortization. We expect our operating expenses to fluctuate as a percentage of revenue over time. During the three and six months ended June 30, 2025, we recognized $1.8 million and $3.8 million in total stock-based compensation expense, respectively, as compared to $19.4 million for both the three and six months ended June 30, 2024. The decrease was primarily related to stock-based compensation expense recorded during 2024 in connection with the consummation of our IPO.
The following table summarizes stock-based compensation expense by function for the three and six months ended June 30, 2025 and 2024:
◦

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Research and development	$576	$4,065	$820	$4,065
Sales and marketing	411	3,552	734	3,552
General and administrative	774	11,745	2,285	11,745
	$1,761	$19,362	$3,839	$19,362

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

Litigation settlement
In May 2025, Silvaco and two of our principal stockholders and members of our board of directors (the “Co-Defendants”) agreed to a settlement (the “Settlement Agreement”) in connection with litigation brought by the former shareholders of Nangate, Inc. (“Nangate”) and a third cross-complainant (together, the “Nangate Parties”). The $32.5 million settlement (the “Settlement Payment”) consists of an initial $16.0 million paid on June 17, 2025 and four quarterly installment payments of $4.1 million each, payable on August 15, 2025, November 14, 2025, February 13, 2026, and May 15, 2026. Following the Settlement Agreement, Silvaco and the Co-Defendants also executed an apportionment agreement pursuant to which the Co-Defendants agreed to bear 25% of the of the Settlement Payment, with Silvaco bearing the remaining 75%. In June 2025, we made the initial payment of $16.0 million on behalf of Silvaco and the Co-Defendants, which included a $6.0 million reimbursement from the Co-Defendants in accordance with the apportionment agreement. We recorded a charge to litigation settlement and accrued expenses and other current liabilities of $13.1 million for the six months ended June 30, 2025 related to the Settlement Agreement. We did not record a charge during the three months ended June 30, 2025. As of June 30, 2025, our remaining liability under the Settlement Payment was $14.4 million, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. In the event the Co-Defendants do not satisfy their obligation under the Settlement Agreement, we will assume payment of the Co-Defendants litigation settlement obligation of $2.1 million to avoid a default under the Settlement Agreement. In such unlikely circumstance, we expect to seek remedies from the Co-Defendants under the apportionment agreement. See Note 6 and Note 11 of our condensed consolidated financial statements for further discussion.
Loss on Debt Extinguishment
Loss on debt extinguishment includes losses incurred related to the extinguishment of our note purchase agreement with Micron Technology Inc. (the “Micron Note”) and our loan facility with East West Bank (the “East West Bank Loan”). See Note 7 of our condensed consolidated financial statements for further discussion.
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
Income Tax Provision
Income tax provision is our estimate of current tax expense incurred from the consolidated results of operations globally.

Results of Operations
The following table sets forth our results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Revenue:
Software license revenue	$7,217	$11,023	(35)%	$17,226	$23,281	(26)%
Maintenance and service	4,831	3,937	23%	8,914	7,568	18%
Total revenue	12,048	14,960	(19)%	26,140	30,849	(15)%
Cost of revenue	3,504	4,861	(28)%	6,520	6,834	(5)%
Gross profit	8,544	10,099	(15)%	19,620	24,015	(18)%
Operating expenses:
Research and development	5,907	7,707	(23)%	10,707	11,323	(5)%
Selling and marketing	4,714	7,171	(34)%	9,433	10,483	(10)%
General and administrative	8,066	18,314	(56)%	16,186	22,914	(29)%
Litigation settlement	—	14,696	(100)%	13,069	14,696	(11)%
Total operating expenses	18,687	47,888	(61)%	49,395	59,416	(17)%
Operating loss	(10,143)	(37,789)	(73)%	(29,775)	(35,401)	(16)%
Loss on debt extinguishment	—	(718)	(100)%	—	(718)	(100)%
Interest income	651	682	(5)%	1,514	682	122%
Interest and other expense, net	(443)	(349)	27%	(734)	(554)	32%
Loss before income tax provision	(9,935)	(38,174)	(74)%	(28,995)	(35,991)	(19)%
Income tax provision	(526)	214	(346)%	(313)	1,019	(131)%
Net loss	$(9,409)	$(38,388)	(75)%	$(28,682)	$(37,010)	(23)%

The following table summarizes our results of operations as a percentage of total revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(as a percentage of total revenue)
Revenue:
Software license revenue	60%	74%	66%	75%
Maintenance and service	40%	26%	34%	25%
Total revenue	100%	100%	100%	100%
Cost of revenue	29%	32%	25%	22%
Gross profit	71%	68%	75%	78%
Operating expenses:
Research and development	49%	52%	41%	37%
Selling and marketing	39%	48%	36%	34%
General and administrative	67%	122%	62%	74%
Litigation settlement	—%	98%	50%	48%
Total operating expenses	155%	320%	189%	193%
Operating loss	(84)%	(253)%	(114)%	(115)%
Loss on debt extinguishment	—%	(5)%	—%	(2)%
Interest income	5%	5%	6%	2%
Interest and other expense, net	(4)%	(2)%	(3)%	(2)%
Loss before income tax provision	(82)%	(255)%	(111)%	(117)%
Income tax provision	(4)%	1%	(1)%	3%
Net loss	(78)%	(257)%	(110)%	(120)%

Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:	(in thousands)
Software license revenue	$7,217	$11,023	$17,226	$23,281
Maintenance and service	4,831	3,937	8,914	7,568
Total revenue	$12,048	$14,960	$26,140	$30,849

Total revenue decreased by $2.9 million, or 19%, to $12.0 million for the three months ended June 30, 2025 from $15.0 million for the three months ended June 30, 2024. The decrease in total revenue for the three months ended June 30, 2025 is primarily due softer end market demand. Revenue associated with our TCAD tools decreased by $3.5 million. This decrease was partially offset by revenue derived from our EDA tools and IP sales which increased by $0.5 million and $0.2 million, respectively. Software license revenue decreased by $3.8 million, or 35%, to $7.2 million for the three months ended June 30, 2025 from $11.0 million for the three months ended June 30, 2024. Maintenance and service revenue decreased by $0.9 million, or 23%, to $4.8 million for the three months ended June 30, 2025 from $3.9 million for the three months ended June 30, 2024.
For the six months ended June 30, 2025, total revenue decreased by $4.7 million, or 15%, to $26.1 million from $30.8 million for the six months ended June 30, 2024. Revenue associated with our TCAD tools decreased by $6.3 million. This decrease was partially offset by revenue derived from our EDA tools and IP sales which increased by $0.9 million and $0.7 million, respectively. Software license revenue decreased by $6.1 million, or 26%, to $17.2 million for the six months ended June 30, 2025 from $23.3 million for the six months ended June 30, 2024. Maintenance and service revenue increased by $1.3 million, or 18%, to $8.9 million for the six months ended June 30, 2025 from $7.6 million for the six months ended June 30, 2024.

Gross Profit
Gross profit decreased by $1.6 million, or 15%, to $8.5 million for the three months ended June 30, 2025 from $10.1 million for the three months ended June 30, 2024 primarily due to a $2.9 million decrease in revenue driven by a decline in orders due to softer end market demand, partially offset by a $1.4 million decrease in cost of revenue. Cost of revenue during the three months ended June 30, 2024 included $2.1 million of additional stock-based compensation expense primarily related to the consummation of our IPO. This year-over-year decline in stock-based compensation expense was partially offset by a $0.8 million increase in personnel and overhead costs dedicated to customer support during the three months ended June 30, 2025. Gross profit margin increased to 71% for the three months ended June 30, 2025 from 68% for the three months ended June 30, 2024, primarily due to the reduction in stock-based compensation expense.
For the six months ended June 30, 2025, gross profit decreased by $4.4 million, or 18%, to $19.6 million from $24.0 million for the six months ended June 30, 2024, primarily due to a $4.7 million decrease in revenue, partially offset by a $0.3 million decrease in cost of revenue. Cost of revenue during the six months ended June 30, 2024 included $1.9 million of additional stock-based compensation expense primarily related to the consummation of our IPO. This year-over-year decline in stock-based compensation expense was partially offset by a $1.3 million increase in personnel and overhead costs dedicated to customer support and $0.2 million of amortization expense associated with acquired intangible assets during the six months ended June 30, 2025. Gross profit margin decreased to 75% for the six months ended June 30, 2025 from 78% for the six months ended June 30, 2024, primarily due to a decline in sales order volume due to softer end market conditions, as discussed above.
Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating expenses
Research and development	$5,907	$7,707	$10,707	$11,323
Selling and marketing	4,714	7,171	9,433	10,483
General and administrative	8,066	18,314	16,186	22,914
Litigation settlement	—	14,696	13,069	14,696
Total operating expenses	$18,687	$47,888	$49,395	$59,416

Research and Development Expenses
Research and development expenses decreased by $1.8 million, or 23%, to $5.9 million for the three months ended June 30, 2025 from $7.7 million for the three months ended June 30, 2024. This decrease was primarily attributable to $4.1 million of stock-based compensation expense in the prior period related to the consummation of our IPO, as compared to $0.6 million of stock-based compensation expense in the current year period. This decrease was partially offset by a $1.6 million increase in employee compensation and benefits resulting from increased headcount, merit increases, and payroll tax, and a $0.1 million increase in software maintenance expense in the current year period.
For the six months ended June 30, 2025, research and development expenses decreased by $0.6 million, or 5%, to $10.7 million from $11.3 million for the six months ended June 30, 2024. This decrease was primarily attributable to $4.1 million of stock-based compensation expense in the prior period related to the consummation of our IPO, as compared to $0.8 million of stock-based compensation expense in the current year period. This decrease was partially offset by a $2.1 million increase in employee compensation and benefits resulting from increased headcount, merit increases, and payroll tax, and a $0.4 million increase in software maintenance expense in the current year period.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $2.5 million, or 34%, to $4.7 million for the three months ended June 30, 2025 from $7.2 million for the three months ended June 30, 2024. This decrease was primarily attributable to $3.6 million of stock-based compensation expense in the prior period related to the consummation of our IPO, as compared to $0.4 million of stock-based compensation expense recognized in the current year period. This year over year decrease in stock-based compensation expense was partially offset by a $0.7 million increase in employee compensation and benefits resulting from increased headcount, merit increases, and payroll tax in the current year period.
For the six months ended June 30, 2025, selling and marketing expenses decreased by $1.1 million, or 10%, to $9.4 million from $10.5 million for the six months ended June 30, 2024. This decrease was primarily attributable to $3.6 million of stock-based compensation expense in the prior period related to the consummation of our IPO, as compared to $0.7 million of stock-based compensation expense recognized i the current year period. This year over year decrease in stock-based compensation expense was partially offset by a $1.8 million increase in employee compensation and benefits resulting from increased headcount, merit increases, and payroll tax in the current year period.
General and Administrative Expenses
General and administrative expenses decreased by $10.2 million, or 56%, to $8.1 million for the three months ended June 30, 2025 from $18.3 million for the three months ended June 30, 2024. This decrease was primarily attributable to $11.7 million of stock-based compensation expense and $0.6 million of IPO preparation costs recognized in the prior year in connection with the consummation of our IPO. This decrease was partially offset by a $1.1 million increase in acquisition-related legal and professional fees, $0.8 million of stock-based compensation expense, and $0.3 million of amortization expense related to acquired intangible assets in the current year period.
For the six months ended June 30, 2025, general and administrative expenses decreased by $6.7 million, or 29%, to $16.2 million from $22.9 million for the six months ended June 30, 2024. This decrease was primarily attributable to $11.7 million of stock-based compensation expense and $0.7 million of IPO preparation costs recognized in the prior year in connection with the consummation of our IPO. This decrease was partially offset by a $1.9 million increase in acquisition-related legal and professional fees, a $1.0 million increase in employee compensation and benefits reflecting higher headcount, merit-based salary adjustments, and increased payroll taxes, $2.3 million of stock-based compensation expense, $0.4 million of amortization expense related to acquired intangible assets, and $0.2 million of software license and maintenance fees in the current year period.
Litigation Settlement
Litigation settlement was $0 and $13.1 million for the three and six months ended June 30, 2025, as compared to $14.7 million for the three and six months ended June 30, 2024. See Note 6 and Note 11 of our condensed consolidated financial statements for further discussion.
Loss on debt extinguishment
On May 13, 2024, the Micron Note was converted into 294,217 shares of our common stock in connection with the consummation of our IPO. As a result, $5.6 million was recognized in additional paid-in capital and we recognized a loss on debt extinguishment of $0.6 million during the three and six months ended June 30, 2024. We also recognized a loss on debt extinguishment of $0.1 million associated with the settlement of the East West Bank Loan. See Note 7 of our condensed consolidated financial statements for further discussion.
Interest Income
Interest income reflects interest earned and accretion on our cash equivalents and marketable securities.
Interest and Other Expense, Net
Interest and other expense, net, was $0.4 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.

Income Tax (Benefit) Provision
Income tax (benefit) provision was $(0.5) million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively and (benefit) provisions of $(0.3) million and $1.0 million for the six months ended June 30, 2025 and 2024, respectively. See Note 9 of our condensed consolidated financial statements for further discussion.
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
Bookings
We define a booking as a signed contract and related purchase commitment from a customer, based on the value set forth in a purchase order. We believe bookings are a useful metric to measure whether we are successful in our sales efforts with new and existing customers, and provide an indication of trends in our operating results that are not necessarily reflected in our revenue, because our revenue recognition is based on the satisfaction of our customer obligations, and not of the successful execution of a booking at the time of sale. Reported bookings may be subject to adjustments and potential cancellations prior to the satisfaction of our customer obligations. For the three and six months ended June 30, 2025, we achieved $12.9 million and $26.6 million in bookings, respectively, as compared to $19.5 million and $35.6 million in bookings for the three and six months ended June 30, 2024, respectively.
The following table sets forth our bookings for each of the three month periods during the trailing five quarters as of June 30, 2025.

	Three Months Ended
	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
	(in thousands)
Bookings	$12,912	$13,681	$20,310	$9,875	$19,478

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
We define non-GAAP operating income as our GAAP operating (loss) income adjusted to exclude certain costs, including IPO preparation costs, acquisition-related litigation settlement and legal costs, acquisition-related professional fees and retention bonus, stock-based compensation expense, and amortization of acquired intangible assets. We define non-GAAP net (loss) income as our GAAP net (loss) income adjusted to exclude certain costs, including IPO preparation costs, acquisition-related litigation settlement and legal costs, acquisition-related professional fees and retention bonus, stock-based compensation expense, amortization of acquired intangible assets, change in fair value of contingent consideration, foreign exchange (gain) loss, loss on debt extinguishment, and the income tax effect on non-GAAP items. We monitor non-GAAP operating (loss) income and non-GAAP net (loss) income as non-GAAP financial measures to supplement the financial information we present in accordance with GAAP to provide investors with additional information regarding our financial results.

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
The following table reconciles operating loss to non-GAAP operating (loss) income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating loss	$(10,143)	$(37,789)	$(29,775)	$(35,401)
Add:
Acquisition-related litigation settlement and legal costs(1)	304	16,717	14,099	17,311
Acquisition-related professional fees and retention bonus(2)	1,436	—	2,139	—
Amortization of acquired intangible assets(3)	622	296	984	366
IPO preparation costs(4)	—	607	—	873
Stock-based compensation expense	2,120	21,829	4,397	21,829
Non-GAAP operating (loss) income	$(5,661)	$1,660	$(8,156)	$4,978

The following table reconciles net loss to non-GAAP net (loss) income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(9,409)	$(38,388)	$(28,682)	$(37,010)
Add:
Acquisition-related litigation settlement and legal costs(1)	304	16,717	14,099	17,311
Acquisition-related professional fees and retention bonus(2)	1,436	—	2,139	—
Amortization of acquired intangible assets(3)	622	296	984	366
IPO preparation costs(4)	—	607	—	873
Stock-based compensation expense	2,120	21,829	4,397	21,829
Change in fair value of contingent consideration(5)	17	(10)	52	(18)
Foreign exchange loss	342	114	547	244
Loss on debt extinguishment(6)	—	718	—	718
Income tax effect of non-GAAP adjustments(7)	(7)	(43)	(12)	(76)
Non-GAAP net (loss) income	$(4,575)	$1,840	$(6,476)	$4,237

(1)Reflects litigation-related expenses incurred in connection with our acquisitions and the Nangate litigation settlement accrual.
(2)Reflects acquisition-related professional fees and retention bonuses related to acquisitions of the OPC Business and Tech-X and other potential acquisitions.
(3)Reflects the amortization of intangible assets attributable to our acquisitions and the NXP IP.
(4)Reflects one-time costs including third-party professional services fees and costs incurred in connection with, and in preparation for, the consummation of our IPO. Such costs do not include those costs that were considered direct and incremental to the IPO and therefore capitalized as deferred transaction costs.
(5)Includes the change in fair value of contingent consideration recorded in connection with our acquisitions.
(6)Reflects loss incurred on conversion of the Micron Note to common stock in connection with the consummation of our IPO and the loss incurred on the extinguishment of the East West Bank Loan.
(7)Reflects the increase in income tax expenses due to non-GAAP adjustments.

Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from payments from our customers, borrowings from Ms. Ngai-Pesic and other lenders, and the net proceeds from the sale of our common stock in the IPO. Our primary sources of liquidity are cash, cash equivalents and marketable securities including cash generated from operations. As of June 30, 2025, we had $29.6 million in cash and cash equivalents and restricted cash, of which $4.1 million was held by our foreign subsidiaries, and $25.9 million in short-term marketable securities.
In December 2023, we entered into the East West Bank Loan which provides for borrowings of up to $5.0 million bearing interest at a per annum rate equal to one half of one percent (0.5%) above the greater of (i) the prime rate as reported in The Wall Street Journal or (ii) four and one half percent (4.5%). We drew $4.3 million on the East West Bank Loan during the six months ended June 30, 2024. In May 2024, the East West Bank Loan was repaid in full and terminated.
On April 11, 2024, we amended and restated our license agreement with NXP, pursuant to which we recorded an associated vendor financing obligation. The vendor financing obligation was $3.1 million as of June 30, 2025. We determined that the vendor financing obligation had an imputed interest rate of 9%, which is reflective of our borrowing rate with similar terms to that of the license agreement.
On April 16, 2024, we entered into a note purchase agreement with Micron Technology, Inc. (“Micron”), a customer of the Company, pursuant to which we issued the Micron Note in the principal amount of $5.0 million. The Micron Note accrued interest at a rate of 8% per annum with principal and interest due upon maturity three years after the date of issuance. On May 13, 2024, the Micron Note was converted into 294,217 shares of our common stock in connection with the consummation of the IPO.
On May 13, 2024, we sold 6,000,000 shares of common stock in the IPO at a price to the public of $19.00 per share. The gross proceeds from the consummation of our IPO were $114.0 million, with $106.0 million funded to us after deducting underwriting discounts and commissions of $8.0 million.
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
If our cash and cash equivalents and marketable securities including cash generated from operating activities are not sufficient to satisfy our liquidity requirements, we may be required to seek additional financing. If we raise additional funds by issuing equity securities or convertible debt securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all. See “Risk Factors—Risks Related to Our Business and Industry—Our ability to raise additional capital in the future may be limited and could prevent us from executing our growth strategy” in Item 1A in Part II in this Quarterly Report on Form 10-Q for further discussion
As of June 30, 2025, $19.3 million, or 65%, of our cash and cash equivalents and restricted cash was maintained with one financial institution, where our current deposits are in excess of federally insured limits. Past macroeconomic conditions have resulted in the actual or perceived financial distress of many financial institutions, including the 2023 failures of Silicon Valley Bank, Signature Bank and First Republic Bank and the UBS takeover of Credit Suisse. If the financial institutions with whom we do business were to become distressed or placed into receivership, we may be unable to access the cash we have on deposit with such institutions. If we are unable to access our cash as needed, our financial position and ability to operate our business could be adversely affected.

Cash Flows
The following table summarizes changes in our cash flows for the periods indicated.

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash provided by (used in):
Operating activities	$(16,613)	$(8,794)
Investing activities	27,817	(67,865)
Financing activities	(1,599)	106,424
Effect of exchange rate fluctuations	421	88
Net change in cash and cash equivalents and restricted cash	$10,026	$29,853

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
Net cash used in operating activities for the six months ended June 30, 2025 was $16.6 million compared to $8.8 million of net cash used in operating activities for the six months ended June 30, 2024. The $7.8 million decrease in net cash used in operating activities reflects the initial $16.0 million paid for the litigation agreement in June 2025 and an $11.0 million decrease in net income, after excluding the non-cash effects of stock-based compensation expense, provision for credit losses, litigation settlement, change in fair value of contingent consideration, depreciation and amortization, and the accretion of discount on marketable securities. This use of cash was partially offset by $6.0 million of related party funding for the litigation agreement and a $13.2 million decrease in net working capital, primarily due to changes in contract assets and accounts receivable.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025 was $27.8 million, as compared to $67.9 million used in investing activities for the six months ended June 30, 2024. Cash provided by investing activities during the six months ended June 30, 2025, includes $32.0 million of maturities in marketable securities and $10.3 million in sales of marketable securities, partially offset by cash paid to acquire the OPC Business and Tech-X of $14.3 million and $0.2 million in purchases of property and equipment. During the six months ended June 30, 2024, we used cash of $67.8 million for purchases of marketable securities and $0.1 million on purchases of property and equipment.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 was $1.6 million, as compared to net cash provided by financing activities of $106.4 million for the six months ended June 30, 2024. Net cash used during the six months ended June 30, 2025 includes payroll taxes related to shares withheld from employees of $0.6 million and payments on our vendor financing obligation of $1.3 million. This use of cash was partially offset by $0.4 million in proceeds from issuance of common stock for share-based awards. During the six months ended June 30, 2024, we received $106.0 million in net proceeds from the consummation of our IPO, $4.9 million in net proceeds from the Micron Note, and $4.3 million from our drawdown on the East West Bank Loan, partially offset by the $4.3 million repayment of the East West Bank Loan, payment of $2.1 million related to deferred transaction costs incurred in connection with the consummation of the IPO, the $2.0 million repayment of the line of credit with Ms. Ngai-Pesic (the “2022 Credit Line”) and $0.3 million of payments for our vendor financing obligation.
Effects of Exchange Rate Fluctuations on Cash and Cash Equivalents
The effects of exchange rate fluctuations on cash and cash equivalents were $0.4 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.

Contractual Obligations
Our financial commitments for contractual obligations as of June 30, 2025 include our operating leases, our vendor financing obligation, contingent consideration related to the acquisition of Tech-X, and our obligation for the Settlement Agreement with the Nangate Parties.
As of June 30, 2025 we had:
◦Operating lease obligations consisted of a current obligation of $0.9 million and a non-current obligation of $1.3 million.
◦A vendor financing obligation, which includes a current obligation of $1.1 million and a non-current obligation of $1.9 million.
◦Contingent consideration related to the acquisition of Tech-X, which consisted of a current obligation of $1.0 million and a non-current obligation of $0.7 million.
◦An obligation to pay the Settlement Payment of $14.4 million, which is classified as current.
◦A contingent settlement payment obligation of up to $2.1 million, which would become payable in the event the Co-Defendants are unable to fulfill their portion of the Settlement Payment. This amount is not considered probable and therefore is not recognized as a liability as of June 30, 2025.

For further information, refer to Note 6, Note 7, Note 11 and Note 12 to our condensed consolidated financial statements.
Litigation Settlement
In May 2025, Silvaco and the Co-Defendants agreed to the Settlement Agreement in connection with litigation brought by the Nangate Parties. The Settlement Payment consists of an initial $16.0 million payment due on June 18, 2025 and four quarterly installment payments of $4.1 million each, payable on August 15, 2025, November 14, 2025, February 13, 2026, and May 15, 2026. Following the Settlement Agreement, Silvaco and the Co-Defendants also executed an apportionment agreement with us under which the Co-Defendants agreed to bear 25% of the of the Settlement Payment, with Silvaco bearing the remaining 75%. In June 2025, we made the initial payment of $16.0 million on behalf of Silvaco and the Co-Defendants, and received a $6.0 million reimbursement from the Co-Defendants in accordance with the apportionment agreement. We recorded a charge to litigation settlement and accrued expenses and other current liabilities of $13.1 million for the six months ended June 30, 2025 related to the Settlement Agreement. We did not record a charge during the three months ended June 30, 2025. As of June 30, 2025, our remaining liability under the Settlement Payment was $14.4 million, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. In the event that the Co-Defendants do not satisfy their obligation under the Settlement Agreement, we will assume payment of the Co-Defendants litigation settlement obligation of $2.1 million to avoid a default under the Settlement Agreement. In such unlikely circumstance, we expect to seek remedies from the Co-Defendants under the apportionment agreement. See Note 6 and Note 11 of our condensed consolidated financial statements for further discussion.
Off-Balance Sheet Arrangements
As of June 30, 2025, we maintained restricted cash of $16.5 million, which is held to secure an irrevocable standby letter of credit issued in connection with the Settlement Agreement. Of the $16.5 million remaining due under the Settlement Agreement, the Company is obligated to pay $14.4 million. The letter of credit, secured with East West Bank on May 17, 2025, is scheduled to expire on June 30, 2026, unless drawn upon or renewed. As of June 30, 2025, no amounts had been drawn under the letter of credit. Restricted cash is classified as a current asset on the condensed consolidated balance sheets based on the expected expiration date of the letter of credit. See Note 6 and Note 11 of our condensed consolidated financial statements for further discussion.
Critical Accounting Policies and Significant Judgments and Estimates
There have not been any material changes during the six months ended June 30, 2025 to the methodology applied by management for critical accounting policies previously disclosed in our audited financial statements set forth in our 2024 Form 10-K. For further discussion of our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2024 Form 10-K.
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
During the three and six months ended June 30, 2025, 28% and 21% of our revenue was derived from customers in China, respectively. For the comparable periods in 2024, customers in China accounted for 17% and 14% of our revenue, respectively. China has experienced an economic slowdown, which, has adversely impacted our revenue derived from China-based operations and, if continued, could continue to have an adverse impact on our revenue derived from China-based operations in future periods. Further, geopolitical disruptions among the United States and China could result in the suspension or delay of purchases of our software solutions by our customers in China, which could inhibit our ability to secure similar levels of revenue in the future from such customers or otherwise. See “—We face risks associated with doing business in China.” Similar uncertainties and speculation may result in further economic contraction, resulting in the suspension or delay of purchases of our software solutions by our customers, which could harm our business, financial condition and results of operations.
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
The semiconductor and photonics industries are highly cyclical and are prone to significant downturns from time to time. Cyclical downturns can result from a variety of market forces including constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand, all of which can result in significant declines in semiconductor demand and thus demand for our software solutions. We have experienced downturns in the past and may experience such downturns in the future. For example, the industry experienced a significant downturn in connection with the global recession in 2008, and further experienced a downturn in 2020, as a result of the COVID-19 pandemic.
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
The growth of our TCAD, EDA and SIP markets are dependent on the semiconductor and photonics industries. A substantial portion of our business and revenue depends upon the commencement of new design projects by semiconductor manufacturers, systems companies and their customers. The increasing complexity of designs of SoC, ICs and electronic systems, and customers’ concerns about managing costs, have previously led to, and in the future could lead to, a decrease in design starts and design activity in general. For example, in response to this increasing complexity, some customers may choose to focus on one discrete phase of the design process or opt for less advanced, but less risky, manufacturing processes that may not require new or enhanced design solutions. Demand for our software solutions and services could decrease and our financial condition and results of operations could be adversely affected if growth in the semiconductor and photonics industries slows or stalls, including due to the impact of inflation or a sustained global supply chain disruption. Inflation has fluctuated in the last several years in the United States and globally, including significant increases as a result of global supply chain issues, increased government spending and monetary policy, a rise in energy prices, and strong consumer demand coming out of the COVID-19 pandemic. As we experienced, an inflationary environment can increase our cost of labor, energy and other operating costs and could also impact and reduce the number of customers who purchase our software solutions as credit becomes more expensive or unavailable.
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
A significant portion of our revenue comes from outside the United States. During the three and six months ended June 30, 2025, 70% and 76%, respectively, of our revenue was from international customers. For the comparable periods in 2024 international customers accounted for 49% and 62% of our revenue, respectively. Risks inherent in our international business activities include imposition of government controls, export license requirements, restrictions on the export of critical technology, products and services, political and economic instability, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. Effective patent, copyright and trade secret protection may not be available in every foreign country in which we sell our software solutions and services. Our business, financial condition, results of operations and cash flows could be materially adversely affected by any of these risks.
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
■Changes in diplomatic and trade relationships;
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
During the three and six months ended June 30, 2025, 28% and 21% of our revenue was derived from customers in China, respectively. For the comparable periods in 2024, customers in China accounted for 17% and 14% of our revenue, respectively. Our operating expenses in China were $0.9 million and $1.7 million, respectively, for the three and six months ended June 30, 2025 and $0.8 million and $1.5 million, respectively, for the comparable periods in 2024.
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
In May 2025, the BIS sent letters to certain U.S. developers of EDA tools that export licenses would be required for exporting EDA software to China, although we did not receive such a letter. BIS revoked these export restrictions on July 3, 2025, as part of an agreement intended to ease bilateral trade tensions with China around advanced technologies.
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
Our board of directors is responsible for overseeing the risks to our business, including risks related to the ongoing conflict between Israel and its adversaries and between Russia and Ukraine. Such risks include an increased risk of cybersecurity attacks, sanctions, risks related to our employees, service-providers and operations in the affected regions and supply chain disruptions that may affect our customers globally. During the three and six months ended June 30, 2025, we generated $0.3 million and $0.5 million in revenues from customers in the Middle East, respectively. For the comparable periods in 2024, we generated $0.1 million and $0.2 million from customers in the Middle East, respectively. We had no employees in the Middle East during the six months ended June 30, 2025 and the year ended December 31, 2024. While none of our revenue is derived from Russia or Ukraine, we have employees based in both countries and had, prior to the beginning of the conflict, offices in both countries. In response to the ongoing conflict, we closed our office in Moscow, Russia, and our office in Kyiv, Ukraine, has been temporarily closed. Our board of directors has received periodic reports from management regarding the impact of the conflict on us and considered whether such events have had, or are reasonably likely to have, a material impact on us. Unless and until the conflict in Ukraine is stabilized, we do not intend to reopen office locations in either country.
As of June 30, 2025, we had 10 employees and 4 contractors in Ukraine, all of whom were working remotely. If our employees in Ukraine become subject to a military draft or are unable to work due to the ongoing conflict, the development of our next generation software could be delayed, which could negatively impact our business.
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
During the three and six months ended June 30, 2025, 70% and 76%, respectively, of our revenue was from international customers. For the comparable periods in 2024 international customers accounted for 49% and 62% of our revenue, respectively. We expect to continue to generate a significant amount of revenue through international sales in the future. Our international sales team sells our software solutions to new and existing customers, expands installations within the existing customer base, offers consulting services and provides the first line of technical support. The revenues and expenses associated with our international direct sales channels are subject to foreign currency exchange fluctuations, including the potential of a weakening American dollar, which would impact our ability to compete internationally. Fluctuations in exchange rates for Japanese Yen have adversely affected our revenue because of a stronger American dollar in recent years. Our future financial results may be impacted by fluctuations in exchange rates, including Korean Won, Chinese Yuan, and Japanese Yen.

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
In addition, if we provide the investment community with estimates of our expected results of operations based on sales forecasts that vary from actual results, as has previously occurred, we may experience a decrease in our stock price which, in turn, could negatively impact our ability to conduct equity financing and adversely affect our business, financial condition and results of operations.
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
In order to succeed in executing our business plan, we will need to manage our growth effectively as we make acquisitions and significant investments in research and development and sales and marketing and expand our operations and infrastructure both domestically and internationally. In addition, in connection with operating as a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset these increases in our expenses, we may not achieve or maintain profitability in future periods.
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
We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats. We have experienced, and will likely continue to experience, cybersecurity incidents in the normal course of our business; however, to our knowledge, we have not experienced a material cybersecurity incident to date.
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
As a result of Ms. Ngai-Pesic and the members of her immediate family collectively holding more than 50% of the voting power of our company, following the completion of the IPO in May, we became a “controlled company” within the meaning of the Nasdaq listing rules. Therefore, we are not required to comply with certain corporate governance rules that would otherwise apply to us as a listed company on Nasdaq, including the requirements that (i) we have a majority of independent directors on our board of directors; (ii) the compensation of our executive officers be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected or recommended for our board be approved either by a majority of the independent directors or a nominating committee comprised solely of independent directors. Following the IPO, we utilize the exemptions described in clauses (ii) and (iii) above and may continue utilizing some or all of the exemptions described above. As a result, while we remain a ”controlled company,” we may not have a majority of independent directors on our board of directors. In addition, our compensation and nominating and corporate governance committees may not consist entirely of independent directors and may not be subject to annual performance evaluations. Should the interests of Ms. Ngai-Pesic and her immediate family members differ from those of our other stockholders, it is possible that the other stockholders might not be afforded such protections as might exist if our board of directors, or our committees, were required to have a majority, or be composed exclusively, of directors who were independent of Ms. Ngai-Pesic and her immediate family members or our management.
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
We lease several office facilities from entities controlled by Ms. Ngai-Pesic pursuant to which we recorded a rent expense of $0.1 million and $0.3 million during the three and six months ended June 30, 2025, respectively, and $0.1 million and $0.2 million, respectively for the comparable periods in 2024. Because we are controlled by the Pesic

Family, we may not have the leverage to negotiate extensions or amendments to our agreements on terms as favorable to us compared to those we would negotiate with an unaffiliated third party. See Note 6 to our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
Pending or future investigations or litigation could have a material adverse effect on our financial position, results of operations and our stock price.
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
For example, in December 2020 we sought declaratory relief in the California Superior Court to clarify our obligations regarding the earnout payments due to the former shareholders of Nangate following its acquisition by us in 2018. In May 2025, we and the other parties to the litigation entered into a settlement agreement pursuant to which Silvaco and our co-defendants agreed to pay the Nangate parties’ an aggregate amount of $32.5 million (the “Settlement Payment”) in full resolution of all claims. See Note 6 and Note 11 of our condensed consolidated financial statements for further discussion.
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
The U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business, and the Organization for Economic Cooperation and Development (“OECD”), have recently focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for addressing base erosion and profit shifting.
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
The trading price and volume of our common stock have fluctuated, including declines in the trading price since our IPO, and could fluctuate significantly in the future in response to numerous factors, many of which are beyond our control. Such declines and fluctuations could result in investors losing all or part of their investment because they may not be able to sell them at or above the prices paid for them. Factors that have affected and/or could in the future affect the trading price and volume of our common stock include:
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
Our common stock has been trading on a national securities exchange for less than 15 months. An active market in our common stock may not be sustainable or liquid enough for you to sell your shares, especially given the concentration of outstanding shares. If an active market for our common stock is not sustained, holders of our common stock may not be able to liquidate their investment or resell their shares at favorable prices, or at all. An inactive trading market may also impair our ability to raise capital by selling shares of our common stock and enter into strategic partnerships or acquire other complementary products, technologies or businesses by using shares of our common stock as consideration. Furthermore, there can be no guarantee that we will continue to satisfy the continued listing standards of Nasdaq. If we fail to satisfy the continued listing standards, we could be delisted, which would negatively impact the value and liquidity of your investment.
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
Substantially all of the remaining 23.3 million shares of our common stock, including all shares held by our executive officers, directors and the holders of substantially all of our equity securities, were subject to lock-up agreements with the underwriters of the IPO, which have since expired. We have registered all shares of common stock that we may issue under equity compensation plans and therefore, those shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Because the restrictions on resale under the lock-up agreements have ended, the market price of our common stock could drop significantly if the holders of those shares sell them or are perceived by the market as intending to sell them.
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
Our management has considerable discretion in the application of the net proceeds from the IPO. The net proceeds we received may be used for corporate purposes that do not increase the value of our business, which could cause our stock price to decline. The failure by our management to apply the net proceeds from the IPO effectively could impair our growth prospects and result in financial losses that could harm our business and cause the price of our common stock to decline. We used a portion of the proceeds of the IPO to repay in full (i) the 2022 Credit Line payable to Ms. Ngai-Pesic and (ii) the loan facility with East West Bank. We have placed unused net proceeds in investments that may not produce income or that lose value. Additionally, we have broad discretion in the use of the net proceeds from the IPO when determining whether to satisfy the anticipated tax withholding and remittance obligations related to vesting of RSUs granted to our employees on their behalf after settling the awards or whether to elect to allow RSU holders to sell into the open market shares underlying RSUs to the extent needed to satisfy tax obligations associated with these vested RSUs.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we are not a borrower or party to any financial instruments with SVB, Signature Bank or any other financial institution currently in receivership, if any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of June 30, 2025, $19.3 million, or 65%, of our cash and cash equivalents and restricted cash were maintained with one financial institution, where our current deposits are in excess of federally insured limits. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
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
Proceeds from the IPO have been used for general corporate purposes, including working capital, selling and marketing activities, research and product development, general and administrative matters, and capital expenditures. Additionally, proceeds were used to repay $2.0 million outstanding under the 2022 Credit Line, repay $4.3 million under the East West Bank Loan, satisfy obligations under the Settlement Agreement, and to pay for shares withheld from employees to satisfy the tax withholding and remittance obligations. There has been no material change in our intended use of proceeds as described in the Registration Statement.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Silvaco Group, Inc. (filed as Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2025)

3.2	Amended and Restated Bylaws of Silvaco Group, Inc. (filed as Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2025)

31.1*	Certification of Principal Executive and Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on August 6, 2025.

SILVACO GROUP, INC.

/s/ Babak A. Taheri
Name: Dr. Babak A. Taheri
Title: Chief Executive Officer and Principal Financial Officer