Form 10-Q
period 2025-09-30
Silvaco Group, Inc.
filed 2025-11-13
CIK 1943289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).     Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
As of November 10, 2025 the registrant had 30,638,877 shares of common stock, $0.0001 par value per share, outstanding.

SIGNATURES

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and par value amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$11,945	$19,606
Restricted cash	12,375	—
Current marketable securities	3,528	63,071
Accounts receivable, net	7,485	9,211
Contract assets, net	12,576	11,932
Prepaid expenses and other current assets	5,092	3,460
Total current assets	53,001	107,280
Non-current assets:
Non-current marketable securities	—	4,785
Property and equipment, net	1,693	865
Operating lease right-of-use assets, net	2,745	1,711
Intangible assets, net	27,135	4,369
Goodwill	30,563	9,026
Non-current portion of contract assets	13,906	12,611
Other assets	1,548	1,698
Total non-current assets	77,590	35,065
Total assets	$130,591	$142,345
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,638	$3,316
Accrued expenses and other current liabilities	23,133	19,801
Accrued income taxes	1,462	1,668
Deferred revenue, current	11,352	7,497
Operating lease liabilities, current	1,038	744
Vendor financing obligation, current	1,139	1,462
Total current liabilities	41,762	34,488
Non-current liabilities:
Deferred revenue, non-current	4,956	3,593
Operating lease liabilities, non-current	1,681	946
Vendor financing obligation, non-current	1,993	2,928
Other non-current liabilities	1,101	307
Total liabilities	51,493	42,262
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 30,531,193 and 28,526,615 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	142,766	130,360
Accumulated deficit	(61,993)	(28,012)
Accumulated other comprehensive loss	(1,678)	(2,268)
Total stockholders' equity	79,098	100,083
Total liabilities and stockholders' equity	$130,591	$142,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Software license revenue	$13,757	$6,840	$30,983	$30,121
Maintenance and service	4,915	4,132	13,829	11,700
Total revenue	18,672	10,972	44,812	41,821
Cost of revenue	4,133	2,786	10,653	9,620
Gross profit	14,539	8,186	34,159	32,201
Operating expenses:
Research and development	8,739	4,134	19,446	15,457
Selling and marketing	4,266	3,834	13,699	14,317
General and administrative	10,876	7,128	27,062	30,042
Litigation settlement	—	392	13,069	15,088
Total operating expenses	23,881	15,488	73,276	74,904
Operating loss	(9,342)	(7,302)	(39,117)	(42,703)
Loss on debt extinguishment	—	—	—	(718)
Interest income	316	1,217	1,830	1,899
Interest and other income (expense), net	82	(278)	(652)	(832)
Loss before income tax provision	(8,944)	(6,363)	(37,939)	(42,354)
Income tax (benefit) provision	(3,645)	188	(3,958)	1,207
Net loss	$(5,299)	$(6,551)	$(33,981)	$(43,561)
Net loss per share:
Basic and diluted	$(0.18)	$(0.23)	$(1.16)	$(1.77)
Weighted average shares used in computing per share amounts:
Basic and diluted	30,213,143	29,048,080	29,412,365	24,633,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(5,299)	$(6,551)	$(33,981)	$(43,561)
Other comprehensive income (loss):
Foreign currency translation adjustments	(370)	679	726	295
Unrealized (loss) gain on marketable securities	(15)	269	(136)	269
Comprehensive loss	$(5,684)	$(5,603)	$(33,391)	$(42,997)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except share amounts)

	Three Months Ended September 30, 2025
	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares		Amount
Balance, June 30, 2025	29,603,494		$3	$137,572	$(56,694)	$(1,293)	$79,588
Issuance of common stock in a business combination	643,617		—	2,831	—	—	2,831
Issuance of common stock for share-based award plans	426,053		—	—	—	—	—
Tax withholding on restricted stock unit settlements	(141,971)		—	(709)	—	—	(709)
Stock-based compensation expense	—		—	3,072	—	—	3,072
Other comprehensive loss	—		—	—	—	(385)	(385)
Net loss	—		—	—	(5,299)	—	(5,299)
Balance, September 30, 2025	30,531,193		$3	$142,766	$(61,993)	$(1,678)	$79,098

	Three Months Ended September 30, 2024
	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares		Amount
Balance, June 30, 2024	26,294,217		$3	$129,837	$(25,618)	$(2,376)	$101,846
Stock-based compensation expense	—		—	2,407	—	—	2,407
Other comprehensive income	—		—	—	—	948	948
Net loss	—		—	—	(6,551)	—	(6,551)
Balance, September 30, 2024	26,294,217	26294217	$3	$132,244	$(32,169)	$(1,428)	$98,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except share amounts)

	Nine Months Ended September 30, 2025
	Common Stock			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares		Amount
Balance, December 31, 2024	28,526,615		$3	$130,360	$(28,012)	$(2,268)	$100,083
Issuance of common stock in a business combination	1,101,283		—	5,266	—	—	5,266
Issuance of common stock for share-based award plans	1,174,995		—	361	—	—	361
Tax withholding on restricted stock unit settlements	(271,700)		—	(1,294)	—	—	(1,294)
Stock-based compensation expense	—		—	8,073	—	—	8,073
Other comprehensive income	—		—	—	—	590	590
Net loss	—		—	—	(33,981)	—	(33,981)
Balance, September 30, 2025	30,531,193		$3	$142,766	$(61,993)	$(1,678)	$79,098

	Nine Months Ended September 30, 2024
	Common Stock			Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares		Amount
Balance, December 31, 2023	20,000,000		$2	$—	$11,392	$(1,992)	$9,402
Issuance of common stock in connection with initial public offering, net of underwriting fees and commissions and net of deferred transaction costs of $3,298	6,000,000		1	102,721	—	—	102,722
Conversion of Micron Note into common stock	294,217		—	5,589	—	—	5,589
Stock-based compensation expense	—		—	23,934	—	—	23,934
Other comprehensive income	—		—	—	—	564	564
Net loss	—		—	—	(43,561)	—	(43,561)
Balance, September 30, 2024	26,294,217	26294217	$3	$132,244	$(32,169)	$(1,428)	$98,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(33,981)	$(43,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,242	903
Stock-based compensation expense	7,469	24,388
Provision for (reversal of) estimated credit losses	(148)	154
Litigation settlement	13,069	15,088
Loss on debt extinguishment	—	718
Accretion of discount on marketable securities, net	(460)	(905)
Change in fair value of contingent consideration	69	(18)
Changes in operating assets and liabilities:
Accounts receivable	3,860	(1,336)
Contract assets	(344)	(4,479)
Prepaid expenses and other current assets	(908)	(479)
Other assets	201	(12)
Accounts payable	(630)	1,022
Accrued expenses and other current liabilities	(18,752)	(1,108)
Related party funding of litigation apportionment agreement	6,000	—
Accrued income taxes	(4,370)	836
Deferred revenue	2,127	(1,887)
Other non-current liabilities	126	9
Net cash used in operating activities	(24,430)	(10,667)
Cash flows from investing activities:
Sales of marketable securities	29,752	—
Purchases of marketable securities	—	(81,608)
Maturities of marketable securities	34,900	9,000
Acquisition of businesses	(32,879)	—
Purchases of property and equipment	(580)	(344)
Net cash provided by (used in) investing activities	31,193	(72,952)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting fees	—	106,020
Proceeds from issuance of convertible note, net of debt issuance costs	—	4,852
Proceeds from loan facility	—	4,250
Repayment of loan facility	—	(4,250)
Repayment of related party line of credit	—	(2,000)
Deferred transaction costs	—	(2,649)
Proceeds from issuance of common stock for share-based awards	361	—
Payment of payroll taxes related to shares withheld from employees	(1,294)	—
Contingent consideration	(46)	(74)
Payments of vendor financing obligation	(1,259)	(600)
Net cash (used in) provided by financing activities	(2,238)	105,549
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	189	255
Net increase in cash, cash equivalents and restricted cash	4,714	22,185
Cash, cash equivalents and restricted cash, beginning of period	19,606	4,421
Cash, cash equivalents and restricted cash, end of period	$24,320	$26,606
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	11,945	26,606
Restricted cash	12,375	—
Total cash, cash equivalents and restricted cash	$24,320	$26,606

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
The condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these condensed consolidated financial statements, as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 and the related notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2025. The condensed consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of that date. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the condensed consolidated financial statements.
The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the Company’s operating results to be expected for the full fiscal year or any other future interim or annual period.
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
Concentrations of credit risk
Accounts receivable from customers representing 10% or more of the Company’s total accounts receivable were as follows:

	September 30,	December 31,
	2025	2024
Customer A	14%	*
Customer B	*	21%
Customer C	*	15%

* Customer accounted for less than 10% of total accounts receivable at period end.
Revenue from customers representing 10% or more of the Company’s total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	38%	*	19%	14%

* Customer accounted for less than 10% of total revenue during the period.

In addition to the concentration of credit risk with respect to trade receivables and revenue, the Company's cash on deposit with financial institutions is also exposed to concentration risk. The Company's cash on deposit with financial institutions is insured through various public and private bank deposit insurance programs, foreign and domestic; however, a significant portion of cash balances held as of September 30, 2025 and December 31, 2024 exceeded insured limits.
As of September 30, 2025, $16.8 million, or 61%, of the Company’s cash and cash equivalents, restricted cash and marketable securities was maintained with one financial institution, where the Company’s current deposits are in excess of federally insured limits, and $7.2 million, or 26%, was held by the Company’s foreign subsidiaries.
Restricted cash
As of September 30, 2025, the Company held restricted cash of $12.4 million to secure an irrevocable standby letter of credit issued in connection with a litigation settlement entered into in May 2025 (the “Settlement Agreement”) with the former shareholders of Nangate, Inc. (“Nangate”) and a third cross-complainant (together, the “Nangate Parties”). Of the $12.4 million due under the Settlement Agreement, the Company is obligated to pay $10.3 million. See Note 6, Related Parties, and Note 11, Commitments and Contingencies, for additional information. The letter of credit, secured with East West Bank on May 17, 2025, is scheduled to expire on June 30, 2026. As of September 30, 2025, $4.1 million had been drawn under the letter of credit. Restricted cash is classified as a current asset on the condensed consolidated balance sheets based on the expected expiration date of the letter of credit.
Accumulated other comprehensive loss
Accumulated other comprehensive loss is composed of foreign currency translation adjustments and unrealized gains and losses on marketable securities.

Foreign currencies
The financial statements of Silvaco's international subsidiaries with local functional currencies are translated to U.S. dollars upon consolidation. Assets and liabilities are translated at the effective exchange rate on the balance sheet date. Results of operations are translated at average exchange rates, which approximate rates in effect when the underlying transactions occur. The Company recorded foreign currency translation adjustments of $0.4 million and $0.7 million for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, within accumulated other comprehensive loss.
Certain of the Company’s sales and intercompany transactions are denominated in foreign currencies. These transactions are recorded in functional currency at the appropriate exchange rate on the transaction date. Monetary assets and liabilities denominated in a currency other than the Company's functional currency or its subsidiaries' functional currencies are remeasured at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in interest and other income (expense), net in the Company’s condensed consolidated statements of operations. The Company recorded a net foreign exchange transaction gain of $0.2 million and loss of $0.4 million for the three and nine months ended September 30, 2025, respectively, and losses of $0.2 million and $0.4 million for the three and nine months ended September 30, 2024, respectively.
Net loss per share
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding. Because the Company was in a loss position for all periods presented, the diluted earnings per share are equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following outstanding securities were excluded from the computation of diluted net loss per share because the effect would be anti-dilutive.

	September 30,
	2025	2024
Restricted Stock Unit (“RSU”) Grants	2,584,687	1,635,950

Accounting guidance issued and not yet adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. This ASU is only effective for annual periods beginning after December 15, 2024, on a prospective basis. Early adoption is permitted. The Company plans to adopt this standard in connection with its annual report for 2025 and is currently evaluating the impact of this ASU on the condensed consolidated financial statements.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient that allows entities to estimate expected credit losses for current accounts receivable and contract assets assuming that conditions at the balance sheet date remain unchanged over the life of the asset. This ASU is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the condensed consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU eliminates the accounting consideration of software project development stages to align with the agile method for developing software and enhances the guidance related to assessing the probability of project completion. This ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the condensed consolidated financial statements.
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
Transaction price allocated to the remaining performance obligations
As of September 30, 2025, approximately $48.2 million of revenue is expected to be recognized from remaining performance obligations. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. The Company's backlog represents installment billings for periods beyond the current billing cycle. The Company expects to recognize revenue on approximately 54% of these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
Deferred revenue
Deferred revenue is comprised mainly of unearned revenue related to maintenance and service on software licenses and pending software license deliveries. Deferred revenue also includes contracts for professional services to be performed in the future.
During the nine months ended September 30, 2025, the Company recognized revenue of $4.7 million that was included in the total deferred revenue balance as of December 31, 2024. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue recognized during the nine months ended September 30, 2025, as described above.

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
During the three and nine months ended September 30, 2025, the Company incurred $0 and $0.6 million of acquisition-related expenses in connection with the acquisition of the OPC Business, which were recognized in general and administrative expense on the condensed consolidated statements of operations.
The operating results of the OPC Business, which have been included in the Company’s condensed consolidated financial statements since the date of acquisition, were as follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	(in thousands)
Revenue	$6,892	$9,529
Net income	$6,199	$7,958

Tech-X Corporation
On April 29, 2025, the Company consummated a stock purchase agreement with the shareholders of Tech-X Corporation (“Tech-X”), pursuant to which Silvaco agreed to acquire all of the outstanding shares of Tech-X for an aggregate purchase price of $8.2 million. The purchase consideration consisted of (i) $4.1 million in cash, (ii) 457,666 shares of the Company’s common stock with a fair value of $2.4 million on the closing date, and (iii) contingent consideration, with a maximum payout of $2.0 million, and with an estimated fair value of $1.7 million, payable in cash upon the achievement of specified technical milestones through December 2026. The fair value of the contingent consideration was determined using a discounted cash flow model utilizing a probability weighted analysis, and is re-valued period to period with any changes recorded to interest and other income (expense), net in the condensed consolidated statements of loss. Refer to Note 12, Fair Value of Financial Instruments, for further information.
The Company believes that integrating Tech-X’s advanced multi-physics simulation tools with Silvaco’s Victory TCAD platform will enhance customers’ ability to develop more accurate digital twin models for photonics, semiconductor devices and wafer-scale plasma etching.
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
The following is a summary of the preliminary fair value of assets acquired and liabilities assumed in the Tech-X acquisition.

Asset Type	Weighted Average Amortization Period (Years)	Fair Value
		(in thousands)
Cash		$851
Accounts receivable		749
Prepaid expenses and other current assets		75
Property and equipment		33
Customer relationships	6	1,730
Developed technology	7	1,280
Tradename	2	130
Goodwill		4,377
Accounts payable		(104)
Accrued expenses and other current liabilities		(303)
Deferred tax liability		(562)
Deferred revenue		(80)
Net assets acquired and liabilities assumed		$8,176

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
During the three and nine months ended September 30, 2025, the Company incurred $0 and $0.8 million in acquisition-related expenses in connection with the acquisition of Tech-X, which were recognized in general and administrative expense on the condensed consolidated statements of operations.

The operating results of Tech-X have been included in the Company's condensed consolidated financial statements since the date of acquisition and were not material for the periods presented.
Mixel Group, Inc.
On August 1, 2025, the Company consummated a stock purchase agreement with Mixel Group, Inc. (“Mixel”) and the shareholders of Mixel, pursuant to which Silvaco agreed to acquire all of the outstanding shares of Mixel for an aggregate purchase price of $22.2 million. The purchase consideration consisted of (i) $19.4 million in cash and (ii) 643,617 shares of the Company’s common stock with a fair value of $2.8 million on the closing date.
The Company believes that Mixel’s low-power connectivity silicon IP solutions complements Silvaco’s offerings and will position the Company for higher growth in low-power, high-performance connectivity solutions.
The acquisition was accounted for as a business combination. The Company recognized the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The excess of the total consideration transferred over the fair value of the net identifiable assets acquired was recorded as goodwill. The goodwill is primarily attributable to synergies expected to arise after the acquisition and the value of the acquired workforce. The goodwill is not deductible for U.S. income tax purposes.
The following is a summary of the preliminary fair value of assets acquired and liabilities assumed in the Mixel acquisition.

Asset Type	Weighted Average Amortization Period (Years)	Fair Value
		(in thousands)
Cash		$1,040
Accounts receivable		1,736
Contract assets, net		45
Prepaid expenses and other current assets		392
Property and equipment		486
Customer relationships	7	7,400
Developed technology	7	2,700
Tradename	12	5,500
Operating lease right-of-use assets, net		881
Other assets		4
Goodwill		11,849
Accounts payable		(842)
Accrued expenses and other current liabilities		(1,817)
Operating lease liabilities, current		(269)
Deferred revenue, current		(2,653)
Deferred tax liability		(3,595)
Operating lease liabilities, non-current		(612)
Net assets acquired and liabilities assumed		$22,245

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
The Company has made a preliminary allocation of the purchase price at the date of acquisition based on its understanding of the fair value of the acquired assets and assumed liabilities. The Company is in the process of obtaining all information related to the working capital assets and liabilities, as well as information regarding any potential liabilities associated with pre-acquisition tax matters. Accordingly, the Company may make adjustments to the preliminary purchase price allocations during the one year measurement period from the date of acquisition until such working capital adjustments are final.

During the three and nine months ended September 30, 2025, the Company incurred $1.4 million and $2.0 million in acquisition-related expenses, respectively, in connection with the acquisition of Mixel, recognized in general and administrative expense on the condensed consolidated statements of operations.
The operating results of Mixel have been included in the Company’s condensed consolidated financial statements since the date of acquisition and were not material for the three and nine months ended September 30, 2025. ASC 805 also requires presentation of pro forma information for the comparable period, when the comparable period is presented. The Company was not able to obtain financial information sufficient to make these disclosures. Therefore, the Company has not made the comparable period pro forma disclosure because it would be impracticable to do.

5. Goodwill and Intangible Assets
The Company completed the acquisitions of Mixel in August 2025, Tech-X in April 2025, and the OPC Business in March 2025, which collectively resulted in an increase to goodwill of $11.8 million and $21.5 million during the three and nine months ended September 30, 2025, respectively. Refer to Note 4, Acquisitions, for further information.
As of September 30, 2025 and December 31, 2024, intangible assets were classified as follows:

		September 30, 2025
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	6.7	$5,780	$(1,009)	$4,771
Customer relationships	6.6	14,120	(768)	13,352
Trade name	11.8	5,630	(103)	5,527
Non-compete agreements	5	20	(20)	—
Licensed IP	5	4,979	(1,494)	3,485
Total intangible assets		$30,529	$(3,394)	$27,135

		December 31, 2024
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	5	$800	$(666)	$134
Customer relationships	5	90	(90)	—
Non-compete agreements	5	20	(17)	3
Licensed IP	5	4,979	(747)	4,232
Total intangible assets		$5,889	$(1,520)	$4,369

Amortization expense by function for the three and nine months ended September 30, 2025 and 2024 was follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$249	$251	$747	$498
Research and development	150	47	272	163
General and administrative	580	—	944	—
Total amortization expense	$979	$298	$1,963	$661
As of January 1, 2025, the Company removed the carrying value of $0.1 million of fully amortized intangible assets which at the time of removal had $0 net book value.

As of September 30, 2025, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31,
Amount
(in thousands)
Remainder of 2025	$1,323
2026	4,327
2027	4,327
2028	4,327
2029	3,563
Thereafter	9,268
Total net carrying value of intangible assets	$27,135

6. Related Parties
The Company has a commercial lease agreement with Kipee International, Inc., a related party controlled by Katherine Ngai-Pesic, who is the Company's founding principal stockholder and chairperson of the Board of Directors, for Silvaco's corporate office in Santa Clara, California. In connection with this lease arrangement, the Company recorded rent expense of $0.1 million in each of the three months ended September 30, 2025 and 2024 and $0.2 million in each of the nine months ended September 30, 2025 and 2024. The Company's original three year commercial office lease for this property commenced on May 1, 2022, and expired on April 30, 2025. The Company and Kipee International entered into a new commercial lease agreement, effective as of May 1, 2025, for a three year period ending on April 30, 2028. The Company's right-of-use asset and operating lease liability for this property is $0.7 million as of September 30, 2025.
The Company has international office leases with New Horizons (Cambridge) LTD (“NHC”) and New Horizons France (“NHF”) in Cambridgeshire, England and Grenoble, France, respectively. NHC and NHF are real estate entities owned and controlled by Ms. Ngai-Pesic. In connection with these lease arrangements, the Company recorded rent expense of $0.1 million in each of the three months ended September 30, 2025 and 2024 and $0.2 million in each of the nine months ended September 30, 2025 and 2024. The Company's right-of-use asset and operating lease liability under the NHC lease, which expires on December 31, 2029, is $0.9 million as of September 30, 2025. The Company's right-of-use asset and operating lease liability under the NHF lease, which expires on April 30, 2026, is $0.1 million as of September 30, 2025.
On June 13, 2022, Silvaco entered into a $4.0 million line of credit with Ms. Ngai-Pesic (the “2022 Credit Line”). In connection with this line of credit, the Company recorded interest expense of $0.1 million during the nine months ended September 30, 2024. The outstanding amounts due under the 2022 Credit Line were repaid in full and the 2022 Credit Line was terminated in May 2024.

In May 2025, the Company, Ms. Ngai-Pesic, and Iliya Pesic (Ms. Ngai-Pesic and Mr. Pesic, collectively, the “Co-Defendants”) agreed to a settlement in connection with a trial court judgment awarded to the Nangate Parties. The $32.5 million settlement (the “Settlement Payment”) consists of an initial $16.0 million payment paid on June 17, 2025 and four quarterly installment payments of $4.1 million each, payable on August 15, 2025, November 14, 2025, February 13, 2026, and May 15, 2026. In September 2025, the U.S. Court of Appeals for the Ninth Circuit reversed the fraud and breach of contract verdicts and the parties dismissed all claims, triggering an acceleration clause in the settlement agreement, resulting in the acceleration of the final installment of the Settlement Payment of $4.1 million from May 15, 2026, to February 13, 2026. Following the execution of the Settlement Agreement, the Co-Defendants, each a principal stockholder of the Company and a member of the Company’s board of directors, executed an apportionment agreement with the Company under which the Co-Defendants agreed to bear 25% of the Settlement Payment, with the Company bearing the remaining 75%. In June 2025, the Company made the initial payment of $16.0 million on behalf of the Company and the Co-Defendants, which included $6.0 million contributed by the Co-Defendants in accordance with the apportionment agreement. In August 2025, the Company made its first quarterly installment payment of $4.1 million. The Company recorded a charge to litigation settlement and accrued expenses and other current liabilities of $13.1 million for the nine months ended September 30, 2025, related to the Settlement Agreement. The Company did not record any charges during the three months ended September 30, 2025. As of September 30, 2025, the Company’s remaining liability under the Settlement Payment is $10.3 million, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. In the event that the Co-Defendants do not satisfy their obligation under the Settlement Agreement, the Company will assume payment of the Co-Defendants litigation settlement obligation of $2.1 million to avoid a default under the Settlement Agreement. In such unlikely circumstance, the Company expects to seek remedies from the Co-Defendants under the apportionment agreement. See Note 11, Commitments and Contingencies for additional information.
7. Debt and Financing Obligations
In December 2023, the Company entered into a loan facility with East West Bank (the “East West Bank Loan”) which had a maturity date of December 14, 2025 and provided for borrowings of up to $5.0 million bearing interest at a per annum rate equal to one half of one percent (0.5%) above the greater of (i) the prime rate or (ii) four and one half percent (4.5%). The Company drew $0 and $4.3 million and recorded interest expense of $0 and $0.2 million on the East West Bank Loan during the three and nine months ended September 30, 2024, respectively. In May 2024, the $4.3 million was repaid in full and the East West Bank Loan was terminated. Accordingly, the Company recognized a loss on debt extinguishment of $0.1 million during the nine months ended September 30, 2024.
On April 11, 2024, the Company amended its license to use, perform, display, copy, reproduce, modify, adapt, alter, customize, translate or otherwise create derivative works based on certain technology of NXP Semiconductors Netherlands B.V. to develop and make licensed designs for the Company’s account, and to market, demonstrate, promote, sell, offer to sell, distribute and otherwise dispose of such licensed designs for total cash consideration of $6.0 million, to be paid over 5 years, pursuant to which the Company recorded an associated vendor financing obligation, which has a balance of $3.1 million as of September 30, 2025. The Company determined that this vendor financing obligation had an imputed interest rate of 9%, which is reflective of its borrowing rate for arrangements with similar terms. The Company recognized interest expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively. The Company’s vendor financing obligation is comprised of the following payments as of September 30, 2025:

For the year ending December 31,	Amount
(in thousands)
Remainder of 2025	$—
2026	1,200
2027	1,200
2028	1,200
Total undiscounted cash flows	$3,600
Less: Imputed interest	468
Present value of vendor financing obligation	$3,132
Vendor financing obligation, current	1,139
Vendor financing obligation, non-current	$1,993
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
On May 13, 2024, the Micron Note was converted into 294,217 shares of the Company’s common stock in connection with the consummation of the IPO. The shares issued pursuant to the Micron Note were registered for resale under the Securities Act. Upon the settlement of the Micron Note, the derivative liability was settled and the Company remeasured it to its fair value and recorded a loss on derivative remeasurement of $28,000 during the nine months ended September 30, 2024, which was recorded in interest and other income (expense), net on the Company’s condensed consolidated statements of operations. As a result, the fair value of the shares issued of $5.6 million was recognized in additional paid-in capital and the Company settled the debt, inclusive of the derivative liability, and recognized a loss on debt extinguishment of $0.7 million during the nine months ended September 30, 2024.
8. Stock-Based Compensation
Stock-Based Compensation Plans
On April 26, 2024, in connection with the consummation of the Company’s IPO, the Company’s board of directors approved and adopted the 2024 Stock Incentive Plan (“2024 Plan”), subject to stockholder approval, and the Company’s stockholders approved the 2024 Plan on April 29, 2024. The 2024 Plan became effective on May 8, 2024, and supersedes the Company’s 2014 Stock Incentive Plan under which 4.6 million shares of common stock were reserved for issuance. All forfeited shares underlying RSUs granted under the 2014 Plan and shares previously reserved for future issuance under the 2014 Plan are included in the share reserve under the 2024 Plan. During the three months ended September 30, 2025, 833,994 shares were added to the 2024 Plan pursuant to an automatic annual increase provision in the plan. As of September 30, 2025, the number of shares of common stock reserved for future issuance under the 2024 Plan was 3,275,454.

The following table summarizes the Company's RSU activity pursuant to the 2014 Plan and the 2024 Plan for the nine months ended September 30, 2025:

	Weighted Average		Number of Awards
	Grant Date Fair Value	Remaining Contract Term (in years)
Balance as of December 31, 2024	$12.75	8.83	1,503,662
Granted	4.49	9.58	2,613,666
Vested	10.49	8.60	(1,083,363)
Forfeited / canceled	7.27	8.76	(449,278)
Balance as of September 30, 2025	$6.53	9.26	2,584,687

Employee Stock Purchase Plan
The Company’s 2024 Employee Stock Purchase Plan (the “2024 ESPP”) permits eligible employees to contribute up to 15% of their base compensation, subject to applicable legal restrictions and limitations, to purchase shares of the Company’s common stock at a price equal to 85% of the lesser of (i) the fair market value of the stock on the first day of the offering period or (ii) the fair market value on the purchase date. Offering periods under the 2024 ESPP generally have a duration of six months, commencing on June 1 and December 1 of each year and ending on November 30 and May 31, respectively, unless otherwise determined by the Company’s Compensation Committee. The initial offering period under the 2024 ESPP commenced on August 1, 2024, and ended on November 30, 2024.
On May 31, 2025, 91,632 shares were purchased at a weighted average purchase price of $3.94, resulting in $0.4 million in cash proceeds during the nine months ended September 30, 2025. As of September 30, 2025, unrecognized stock-based compensation cost related to awards granted under the 2024 ESPP totaled $0.1 million, which is expected to be recognized over a remaining period of two months.
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
In November 2023, the Company issued 30,000 RSUs with certain performance-based conditions, in addition to the Time-Based Requirement, and 75,000 RSUs with certain market-based conditions, in addition to the Time Based Requirement and the Liquidity Event Requirement. Due to the departure of the grantee from the Company in April 2025, the RSUs were forfeited and the Company reversed the stock-based compensation expense that was previously recognized for the unvested RSUs. The reversal was immaterial for the nine months ended September 30, 2025.

The Company grants RSUs to new hires under the 2024 Plan that generally vest over four years, with 25% vesting after one year and the remaining 75% vesting in equal quarterly installments over the following three years, subject to the employee’s continued service through each applicable vesting date, unless a different vesting schedule is approved by the Company’s Compensation Committee. The Company also grants “refresh” RSUs to existing employees under the 2024 Plan that generally vest in equal quarterly installments over four years, subject to the employee’s continued service through each applicable vesting date.
In August 2025, the Company granted RSUs to the Chief Executive Officer (“CEO”) that include both market-based and service-based vesting conditions. The number of shares to be issued is based on the Company’s stock price over the service period, measured using the volume-weighted average price (“VWAP”) metrics. The total grant date fair value of the RSUs was estimated at $1.1 million using a Monte Carlo simulation model. The key assumptions used in the Monte Carlo simulation were a daily VWAP of $4.54, an expected volatility of 77%, and a risk-free interest rate of 3.8%. For the three and nine months ended September 30, 2025, the Company recognized $0.1 million of stock-based compensation expense related to these awards. No shares were issued or vested during the three and nine months ended September 30, 2025.
The Company recorded total stock-based compensation expense of $3.1 million and $7.5 million during the three and nine months ended September 30, 2025, respectively, and $2.6 million and $24.4 million during the three and nine months ended September 30, 2024, respectively, for the service periods through such dates using the straight-line attribution method, net of actual forfeitures, based on the grant-date fair value of the RSU awards. The following table summarizes stock-based compensation expense by function for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Cost of revenue	$402	$313	$960	$2,780
Research and development	830	491	1,650	4,556
Sales and marketing	354	379	1,088	3,931
General and administrative	1,486	1,376	3,771	13,121
	$3,072	$2,559	$7,469	$24,388
As of September 30, 2025, the Company had unrecognized stock-based compensation expense of $16.0 million which is expected to be recognized over a weighted average period of 2.5 years.
9. Income Taxes
During the three and nine months ended September 30, 2025, the Company recorded an income tax (benefit) provision of $(3.6) million and $(4.0) million, respectively, as compared to $0.2 million and $1.2 million during the three and nine months ended September 30, 2024, respectively. The effective tax rate for the three and nine months ended September 30, 2025, was 41% and 10%, respectively, as compared to (3)% during each of the three and nine months ended September 30, 2024.
On July 4, 2025, the U.S. enacted H.R. 1 "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14", commonly referred to as the One Big Beautiful Bill (“H.R. 1”). The Company has assessed the potential impact of H.R. 1 determined that the legislation does not have a material effect on its financial statements for the three and nine months ended September 30, 2025. As of the reporting date, the Company remains in a cumulative loss position and maintains a full valuation allowance against its deferred tax assets. The Company will continue to monitor future regulatory developments and assess any implications for its financial reporting in subsequent periods.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and certain foreign jurisdictions. During the three months ended September 30, 2025, the Company received formal notification from the Internal Revenue Service that its 2022 federal income tax return was selected for examination. Aside from this matter, the Company is not currently under audit by the Internal Revenue Service or any similar state, local, or foreign taxing authorities. All tax years remain open to examination by major taxing jurisdictions to which the

Company is subject for a period of three years for federal and four years for states, after the utilization of net operating losses and credits.

10. Segment Reporting
The Company manages its operations through an evaluation of a consolidated business segment that solves semiconductor design challenges by offering affordable and competitive TCAD software, EDA software and design IP to support engineers and researchers across the globe. The chief operating decision maker (“CODM”), who is the Company’s CEO, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment.
The following table presents a summary of revenue, payroll expenses, which the CODM reviews in assessing Company performance and deciding how to allocate resources, and total other expenses as a reconciliation to consolidated net loss for the three and nine months ended September 30, 2025, and 2024.

	Three Months Ended September 30,		Nine months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Total revenue	$18,672	$10,972	$44,812	$41,821
Expenses
Payroll expenses	18,656	12,286	48,129	53,147
All other expenses, net	5,315	5,237	30,664	32,235
Total expenses	23,971	17,523	78,793	85,382
Net loss	$(5,299)	$(6,551)	$(33,981)	$(43,561)

11. Commitments and Contingencies
Warranties
The Company typically provides its customers a warranty on its software licenses for a period of no more than 90 days and on its other tools for a period of no more than one year. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and nine months ended September 30, 2025, and 2024, the Company has not incurred any costs related to warranty obligations.
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
In May 2025, the parties entered into the Settlement Agreement pursuant to which the Company and the Co-Defendants agreed to pay the Nangate Parties’ an aggregate amount of $32.5 million in full resolution of all claims, and in September 2025, the U.S. Court of Appeals for the Ninth Circuit reversed the fraud and breach of contract verdicts, and the parties dismissed all claims. In connection with the Settlement Agreement, the Company recorded an additional charge to litigation settlement and accrued expenses and other current liabilities of $13.1 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company’s remaining liability under the Settlement Payment was $10.3 million, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. In the event that the Co-Defendants do not satisfy their obligation under the Settlement Agreement, the Company will assume payment of the Co-Defendants litigation settlement obligation of $2.1 million to avoid a default under the Settlement Agreement. In such unlikely circumstance, the Company expects to seek remedies from the Co-Defendants under the apportionment agreement. Refer to Note 6, Related Parties, for further information.
As of September 30, 2025, the Company held restricted cash of $12.4 million to secure an irrevocable standby letter of credit issued in connection the Settlement Agreement. Refer to Note 2, Summary of Significant Accounting and Reporting Policies, for additional details.
The Company is subject to export control and import laws and regulations of the United States and other applicable jurisdictions, including the Export Administration Regulations. Between August 2019 and June 2022, the Company filed voluntary self-disclosures with U.S. Department of Commerce, Bureau of Industry and Security (“BIS”) regarding potential violations of U.S. export control laws and regulations, specifically, the export of the Company’s licenses to certain parties designated on BIS’s Entity List and Unverified List, and the export of certain software modules without a license which was required at the time of the transaction. Such software modules were declassified by BIS in October 2020 to a lesser controlled export classification, meaning that such software generally no longer requires an export license. In April 2025, BIS issued a warning letter in response to the voluntary self-disclosures instead of pursuing criminal or administrative penalties or taking other enforcement action. However, as is common in these instances, BIS reserved the right to take future enforcement action should additional information warrant renewed attention.
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

12. Fair Value of Financial Instruments
Financial instruments measured at fair value on a recurring basis
The following tables present the Company's financial assets and liabilities that are measured at estimated fair value on a recurring basis as of September 30, 2025, and December 31, 2024:

	Fair value measurements as of September 30, 2025
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	126	126	—	—
Total	126	126	—	—
Available-for-sale marketable securities:
U.S. government agencies securities	3,528	—	3,528	—
Total	3,528	—	3,528	—
Total	$3,654	$126	$3,528	$—
Liabilities:
Contingent consideration	1,716	—	—	1,716
Total	$1,716	$—	$—	$1,716

	Fair value measurements as of December 31, 2024
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	13,144	13,144	—	—
Total	13,144	13,144	—	—
Available-for-sale marketable securities:
U.S. treasury securities	27,237	—	27,237	—
U.S. government agencies securities	40,619	—	40,619	—
Total	67,856	—	67,856	—
Total	$81,000	$13,144	$67,856	$—
Liabilities:
Contingent consideration	11	—	—	11
Total	$11	$—	$—	$11
The Company's level 1 financial assets were valued using quoted prices in active markets for identical assets as of September 30, 2025 and December 31, 2024. The Company’s level 2 financial assets were determined based on third-party inputs which are either directly or indirectly observable, such as reported trades and broker or dealer quotes. The Company's marketable securities have an amortized cost that approximates fair value as of September 30, 2025 and December 31, 2024.
Pursuant to the Company’s stock purchase agreements for the acquisition of Nangate in March of 2018, PolytEDA Cloud LLC (“PolytEDA”) in January of 2021 and Tech-X Corporation in April of 2025, the former shareholders are entitled to additional milestone and earn out consideration based on operating income generated by the business and technical achievements. The milestone consideration and earn-out liabilities are classified as contingent consideration as the obligations are due in cash. As such the obligations are recorded at their fair value and re-valued period to period with any changes recorded to interest and other income (expense), net in the condensed consolidated statements of operations. As of September 30, 2025, the Company had no remaining contingent consideration obligations related to the Nangate and PolytEDA acquisitions.

The Company's contingent consideration is valued using a discounted cash flow model, and the assumptions used in preparing the discounted cash flow model include estimates for interest rates and the amount of cash flows, in addition to the expected net revenue, operating income and technical achievement of the acquired technology.
The following is a reconciliation of changes in the liability related to contingent consideration during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Fair value as of January 1,	$11	$112
Change in fair value	69	(18)
Earn-out payments	(46)	(74)
Acquisitions	1,682	—
Fair value as of September 30,	$1,716	$20

13. Subsequent Events
In October 2025, the Company announced a Voluntary Early Retirement Program and a Voluntary Exit Program (collectively, the “Voluntary Programs”) available to certain employees in the United States, Asia, and Europe that meet the eligibility criteria. The program is part of the Company’s ongoing cost reduction and organizational restructuring efforts. Participating employees will receive cash, acceleration of any unvested RSUs held by the participating employees together with a grant of fully vested shares, such that the total value of the accelerated RSUs and additional shares is equal to four, six, or twelve months of the participating employee’s salary. As of September 30, 2025, no liabilities or expenses associated with the Voluntary Programs had been recognized in the Company’s condensed consolidated financial statements, as no employee commitments or management approvals of individual applications had occurred as of the reporting date.

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
Our go-to-market strategy focuses on selling software solutions along with associated maintenance and services. Software solutions represented 74% and 69% of our revenue for the three and nine months ended September 30, 2025, respectively, compared to 62% and 72% for the same periods in 2024. Revenue from associated maintenance and services accounted for 26% and 31% of our revenue for the three and nine months ended September 30, 2025, respectively, compared to 38% and 28% for the corresponding periods in 2024. Approximately 96% and 84% of our bookings were attributable to existing customers for the three and nine months ended September 30, 2025, respectively, compared to 88% and 90% for the same periods in 2024. See “Key Operating Indicators and Non-GAAP Financial Measures—Bookings” for a description of how we define bookings.
During the three and nine months ended September 30, 2025, our bookings were $22.8 million and $49.4 million, respectively, as compared to $9.9 million and $45.5 million for the same periods in 2024. Our revenue was $18.7 million and $44.8 million for the three and nine months ended September 30, 2025, respectively, as compared to $11.0 million and $41.8 million for the corresponding periods in 2024.

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
On April 29, 2025, we consummated a stock purchase agreement with the shareholders of Tech-X Corporation (“Tech-X”), pursuant to which we acquired all of the outstanding shares of Tech-X for an aggregate purchase price of $8.2 million. The purchase consideration consisted of (i) $4.1 million in cash, (ii) 457,666 shares of the Company’s common stock with a fair value of $2.4 million on the closing date, and (iii) contingent consideration, with a maximum payout of $2.0 million, and with an estimated fair value of $1.7 million, payable in cash upon the achievement of specified technical milestones through December 2026.
On August 1, 2025, we consummated a stock purchase agreement with Mixel Group, Inc. (“Mixel”) and the shareholders of Mixel, pursuant to which we agreed to acquire all of the outstanding shares of Mixel for an aggregate purchase price of $22.5 million, which includes (i) $19.7 million in cash and (ii) 643,617 shares of the Company’s common stock with a fair value of $2.8 million on the closing date.
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
We believe that the growth of our business and our future success are dependent upon many factors including those described above and elsewhere in this Quarterly Report on Form 10-Q and those described below. While the factors set forth below present significant opportunities for us, these factors also pose challenges that we must successfully address to sustain the growth of our business and enhance our results of operations. The growth of our business and our future success are also subject to uncertainties and risks as described in Part II, Item 1.A., Risk Factors of this Quarterly Report on Form 10-Q.
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

Our Ability to Expand Our Product Offerings
To meet the increasing complexity of semiconductor designs, the introduction of new advanced materials, and the increased costs associated with more advanced semiconductor technology nodes, we will need to continually enhance our product offerings through our own in-house research and development efforts, acquisitions, or strategic partnerships with third parties. The in-house development of new product offerings or enhancements to our existing product offerings requires significant research and development activities and time and may or may not result in offerings we can successfully market and sell to customers. For example, we have developed an artificial intelligence (“AI”)-based solution named fab technology co-optimization or FTCOTM for wafer level fabrication facilities. FTCO utilizes manufacturing data to perform statistical and physics-based machine learning software simulations to create a computer model of a wafer, which we call the “digital twin” of the wafer, in order to simulate the fabrication of wafers. We may also seek to acquire companies or assets for products or solutions which we believe are complementary to our existing products or solutions. Additionally, we currently, and have in the past, and may in the future, partner with third parties to expand our product offerings to our customers. If in the future, we enter into additional licensing agreements with other third parties and are unable to extend the term of those licensing arrangements, we will experience an associated decline in revenue relating to those products.
Our Ability to Expand into New Markets and Applications and Expansion of our Existing Markets
We believe that trends in the global EDA software market, including growth in the integrated circuits and electronics manufacturing markets, growing complexity of semiconductor and photonics designs, and increasing challenges associated with advanced materials and shrinking process technology nodes across the EDA market, will increase the demand for our software solutions over time, which will have a direct impact on our future revenues and results of operations. In response to this increase in complexity and new challenges facing designers, we have increased investments in our research and development for new software product offerings. For example, our research and development expense was $8.7 million and $19.4 million for the three and nine months ended September 30, 2025, respectively, and $4.1 million and $15.5 million for the three and nine months ended September 30, 2024, respectively. We plan to continue to invest in our software solutions to establish and expand a leadership position in our target markets. We also plan to use our research and development efforts to continue to cater to strategic customer needs.
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
We also recognized an immaterial portion of our revenue from device characterization and modeling services for the three and nine months ended September 30, 2025 and 2024. Revenue is recognized upon the completion of the requested services and, as applicable, satisfaction of customer acceptance terms. Revenue from these services is classified as maintenance and service revenue.
Cost of Revenue and Gross Profit
Cost of revenue consists of personnel costs comprised of salaries and benefits for employees directly involved in our customer support function, such as customer support engineering salary and benefits, costs of our other customer services, allocation of overhead and facility costs, amortization of acquired intangible assets, and royalties. We recognized $0.4 million and $1.0 million of stock-based compensation expense in cost of revenue during the three and nine months ended September 30, 2025, respectively, as compared to $0.3 million and $2.8 million for the three and nine months ended September 30, 2024, respectively. The year over year decrease for the nine months ended was primarily related to stock-based compensation expense recorded during 2024 in connection with the consummation of our initial public offering (“IPO”). We also recognized $0.2 million and $0.7 million of amortization associated with our acquired intangible assets in cost of revenue during the three and nine ended September 30, 2025, respectively, compared to $0.3 million and $0.5 million for the three and nine months ended September 30, 2024, respectively.
Gross profit represents revenue less cost of revenue.

Operating Expenses
Our operating expenses consist of research and development, selling and marketing, general and administrative expenses, and litigation settlement. Related personnel costs are the most significant component of our operating expenses and consist of salaries, benefits, stock-based compensation expense, bonuses and commissions. Our operating expenses also include consulting costs, facilities, information technology, depreciation and amortization. We expect our operating expenses to fluctuate as a percentage of revenue over time. During the three and nine months ended September 30, 2025, we recognized $2.7 million and $6.5 million in total stock-based compensation expense, respectively, as compared to $2.2 million and $21.6 million for the three and nine months ended September 30, 2024, respectively. The year over year decrease in the nine months ended was primarily due to stock-based compensation expense recorded during 2024 in connection with our IPO.
The following table summarizes stock-based compensation expense by function for the three and nine months ended September 30, 2025 and 2024:
◦

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Research and development	$830	$491	$1,650	$4,556
Sales and marketing	354	379	1,088	3,931
General and administrative	1,486	1,376	3,771	13,121
	$2,670	$2,246	$6,509	$21,608

Research and Development
Our research and development expense consists primarily of personnel costs comprised of salaries, stock-based compensation expense, and benefits, as well as engineering, quality assessment, other costs associated with the development of new products, enhancements of existing products, quality assurance and testing and allocated overhead costs. We expense research and development costs as incurred. We believe that continued investment in our software solutions and services is important for our future growth and acquisition of new customers and, as a result, we expect our research and development expenses to continue to increase, although it may fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.
Selling and Marketing
Selling and marketing expense consists of personnel costs comprised of salaries, stock-based compensation expense, benefits, sales commissions, travel costs, and field application engineering directly involved in our selling and marketing efforts, as well as professional and consulting fees, advertising expenses and allocated overhead costs. We expect selling and marketing expense to continue to increase as we increase our sales and marketing personnel and grow our international operations, although it may fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.
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

Litigation settlement
In May 2025, Silvaco and two of our principal stockholders and members of our board of directors (the “Co-Defendants”) agreed to a settlement (the “Settlement Agreement”) in connection with litigation brought by the former shareholders of Nangate, Inc. (“Nangate”) and a third cross-complainant (together, the “Nangate Parties”). The $32.5 million settlement (the “Settlement Payment”) consists of an initial $16.0 million paid on June 17, 2025 and four quarterly installment payments of $4.1 million each, payable on August 15, 2025, November 14, 2025, February 13, 2026, and May 15, 2026. In September 2025, the U.S. Court of Appeals for the Ninth Circuit reversed the fraud and breach of contract verdicts and the parties dismissed all claims, triggering an acceleration clause in the settlement agreement, resulting in the acceleration of the final installment of the Settlement Payment of $4.1 million from May 15, 2026, to February 13, 2026. Following the execution of the Settlement Agreement, Silvaco and the Co-Defendants also executed an apportionment agreement pursuant to which the Co-Defendants agreed to bear 25% of the of the Settlement Payment, with Silvaco bearing the remaining 75%. In June 2025, we made the initial payment of $16.0 million on behalf of Silvaco and the Co-Defendants, which included a $6.0 million reimbursement from the Co-Defendants in accordance with the apportionment agreement. In August 2025, we made our first quarterly installment payment of $4.1 million. We recorded a charge to litigation settlement and accrued expenses and other current liabilities of $13.1 million for the nine months ended September 30, 2025 related to the Settlement Agreement. We did not record any charges during the three months ended September 30, 2025. As of September 30, 2025, our remaining liability under the Settlement Payment was $10.3 million, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. In the event the Co-Defendants do not satisfy their obligation under the Settlement Agreement, we will assume payment of the Co-Defendants litigation settlement obligation of $2.1 million to avoid a default under the Settlement Agreement. In such unlikely circumstance, we expect to seek remedies from the Co-Defendants under the apportionment agreement. See Note 6 and Note 11 of our condensed consolidated financial statements for further discussion.
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
Interest and Other Income (Expense), Net
Interest and other income (expense), net includes interest expense associated with cost of borrowings, leases or interest-bearing agreements, foreign exchange gains and losses and changes in the fair value of contingent consideration associated with acquisitions.
Income Tax Provision
Income tax provision is our estimate of current tax expense incurred from the consolidated results of operations globally.

Results of Operations
The following table sets forth our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(in thousands)			(in thousands)
Revenue:
Software license revenue	$13,757	$6,840	101%	$30,983	$30,121	3%
Maintenance and service	4,915	4,132	19%	13,829	11,700	18%
Total revenue	18,672	10,972	70%	44,812	41,821	7%
Cost of revenue	4,133	2,786	48%	10,653	9,620	11%
Gross profit	14,539	8,186	78%	34,159	32,201	6%
Operating expenses:
Research and development	8,739	4,134	111%	19,446	15,457	26%
Selling and marketing	4,266	3,834	11%	13,699	14,317	(4)%
General and administrative	10,876	7,128	53%	27,062	30,042	(10)%
Litigation settlement	—	392	(100)%	13,069	15,088	(13)%
Total operating expenses	23,881	15,488	54%	73,276	74,904	(2)%
Operating loss	(9,342)	(7,302)	28%	(39,117)	(42,703)	(8)%
Loss on debt extinguishment	—	—	—%	—	(718)	(100)%
Interest income	316	1,217	(74)%	1,830	1,899	(4)%
Interest and other income (expense), net	82	(278)	(129)%	(652)	(832)	(22)%
Loss before income tax provision	(8,944)	(6,363)	41%	(37,939)	(42,354)	(10)%
Income tax provision	(3,645)	188	(2,039)%	(3,958)	1,207	(428)%
Net loss	$(5,299)	$(6,551)	(19)%	$(33,981)	$(43,561)	(22)%

The following table summarizes our results of operations as a percentage of total revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(as a percentage of total revenue)
Revenue:
Software license revenue	74%	62%	69%	72%
Maintenance and service	26%	38%	31%	28%
Total revenue	100%	100%	100%	100%
Cost of revenue	22%	25%	24%	23%
Gross profit	78%	75%	76%	77%
Operating expenses:
Research and development	47%	38%	43%	37%
Selling and marketing	23%	35%	31%	34%
General and administrative	58%	65%	60%	72%
Litigation settlement	—%	4%	29%	36%
Total operating expenses	128%	141%	164%	179%
Operating loss	(50)%	(67)%	(87)%	(102)%
Loss on debt extinguishment	—%	—%	—%	(2)%
Interest income	2%	11%	4%	5%
Interest and other income (expense), net	—%	(3)%	(1)%	(2)%
Loss before income tax provision	(48)%	(58)%	(85)%	(101)%
Income tax provision	(20)%	2%	(9)%	3%
Net loss	(28)%	(60)%	(76)%	(104)%

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
In March, April, and August 2025, we acquired the OPC Business, Tech-X, and Mixel, respectively. Accordingly, the results of operations of the OPC Business, Tech-X, and Mixel have been included in our condensed consolidated financial statements since their respective acquisition dates.

Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:	(in thousands)
Software license revenue	$13,757	$6,840	$30,983	$30,121
Maintenance and service	4,915	4,132	13,829	11,700
Total revenue	$18,672	$10,972	$44,812	$41,821

Total revenue increased by $7.7 million, or 70%, to $18.7 million for the three months ended September 30, 2025 from $11.0 million for the three months ended September 30, 2024. While revenue in the current year period benefited from our recent sales growth, revenue in the prior year period was impacted by a delay in the timing of executing certain customer orders, which consummated in the fourth quarter of 2024. Revenue associated with our EDA tools increased by $7.8 million and IP sales decreased by $0.1 million. Software license revenue increased by $6.9 million, or 101%, to $13.8 million for the three months ended September 30, 2025 from $6.8 million for the three months ended September 30, 2024. Maintenance and service revenue increased by $0.8 million, or 19%, to $4.9 million for the three months ended September 30, 2025 from $4.1 million for the three months ended September 30, 2024.

For the nine months ended September 30, 2025, total revenue increased by $3.0 million, or 7%, to $44.8 million from $41.8 million for the nine months ended September 30, 2024. While revenue in the current year period benefited from our recent sales growth, revenue in the prior year period was impacted by a delay in the timing of executing certain customer orders, which consummated in the fourth quarter of 2024. Revenue associated with our EDA tools and IP sales increased by $8.6 million and $0.6 million, respectively. This increase was partially offset by revenue associated with our TCAD tools which decreased by $6.2 million. Software license revenue increased by $0.9 million, or 3%, to $31.0 million for the nine months ended September 30, 2025 from $30.1 million for the nine months ended September 30, 2024. Maintenance and service revenue increased by $2.1 million, or 18%, to $13.8 million for the nine months ended September 30, 2025 from $11.7 million for the nine months ended September 30, 2024.

Gross Profit
Gross profit increased by $6.4 million, or 78%, to $14.5 million for the three months ended September 30, 2025 from $8.2 million for the three months ended September 30, 2024 primarily due to a $7.7 million increase in revenue, partially offset by a $1.3 million increase in cost of revenue. Cost of revenue during the three months ended September 30, 2025 included a $1.3 million increase in employee compensation and benefits resulting from increased headcount. Gross profit margin increased to 78% for the three months ended September 30, 2025 from 75% for the three months ended September 30, 2024, primarily reflecting the higher revenue volume.
For the nine months ended September 30, 2025, gross profit increased by $2.0 million, or 6%, to $34.2 million from $32.2 million for the nine months ended September 30, 2024, primarily due to a $3.0 million increase in revenue, partially offset by a $1.0 million increase in cost of revenue. Cost of revenue during the nine months ended September 30, 2025 reflects a $2.6 million increase in employee compensation and benefits resulting from increased headcount and a $0.2 million increase in amortization expense associated with acquired intangible assets. This increase was partially offset by $1.8 million of additional stock-based compensation expense primarily related to the consummation of our IPO during the nine months ended September 30, 2024. Gross profit margin decreased to 76% for the nine months ended September 30, 2025 from 77% for the nine months ended September 30, 2024, primarily due to an increase in employee compensation and benefits resulting from increased headcount and amortization expense associated with acquired intangible assets.
Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating expenses
Research and development	$8,739	$4,134	$19,446	$15,457
Selling and marketing	4,266	3,834	13,699	14,317
General and administrative	10,876	7,128	27,062	30,042
Litigation settlement	—	392	13,069	15,088
Total operating expenses	$23,881	$15,488	$73,276	$74,904

Research and Development Expenses
Research and development expenses increased by $4.6 million, or 111%, to $8.7 million for the three months ended September 30, 2025, from $4.1 million for the three months ended September 30, 2024. This increase was primarily due to a $2.8 million increase in employee compensation and benefits resulting from increased headcount, merit increases, and payroll tax, a $0.7 million increase in software maintenance expense, a $0.5 million increase in professional fees, a $0.3 million increase in stock-based compensation expense, a $0.2 million increase in facility expenses, and an additional $0.1 million of amortization expense of our acquired intangible assets in the current year period.
For the nine months ended September 30, 2025, research and development expenses increased by $4.0 million, or 26%, to $19.4 million from $15.5 million for the nine months ended September 30, 2024. The increase was primarily attributable to a $5.1 million increase in employee compensation and benefits driven by increased headcount, merit increases, and payroll tax, a $1.0 million increase in software maintenance expense, a $0.4 million increase in professional fees, and a $0.3 million increase in facility expenses, partially offset by a decrease in stock-based compensation expense of $3.0 million primarily due to the consummation of our IPO in the prior year period.

Selling and Marketing Expenses
Selling and marketing expenses increased by $0.4 million, or 11%, to $4.3 million for the three months ended September 30, 2025, from $3.8 million for the three months ended September 30, 2024. This increase year over year is primarily due to a $0.5 million increase in employee compensation and benefits resulting from increased headcount, merit increases, and payroll tax in the current year period.
For the nine months ended September 30, 2025, selling and marketing expenses decreased by $0.6 million, or 4%, to $13.7 million from $14.3 million for the nine months ended September 30, 2024. The year over year decrease was primarily attributable to $2.8 million of higher stock-based compensation expense recognized in the prior year period, primarily associated with the consummation of our IPO. This decrease was partially offset by a $2.2 million increase in employee compensation and benefits in the current year period, resulting from increased headcount, merit increases, and payroll tax.
General and Administrative Expenses
General and administrative expenses increased by $3.7 million, or 53%, to $10.9 million for the three months ended September 30, 2025, from $7.1 million for the three months ended September 30, 2024. The year over year increase was primarily attributable to $1.4 million of additional acquisition-related legal and professional fees, $1.4 million of executive severance costs, an increase of $0.6 million in amortization expense associated with acquired intangible assets, a $0.2 million increase in software maintenance expense, and a $0.1 million increase in stock-based compensation during the current year period.
For the nine months ended September 30, 2025, general and administrative expenses decreased by $3.0 million, or 10%, to $27.1 million from $30.0 million for the nine months ended September 30, 2024. The year over year decrease was primarily attributable to $9.4 million of higher stock-based compensation expense recognized in the prior year period, primarily associated with the consummation of our IPO, and $0.7 million of IPO preparation costs incurred in the prior year period. These decreases were partially offset by $3.3 million of additional acquisition-related legal and professional fees, $1.4 million of executive severance costs, a $1.6 million increase in employee compensation resulting from increased headcount, merit increases, and payroll tax, and $0.9 million of amortization expense related to acquired intangible assets during the current year period.
Litigation Settlement
Litigation settlement was $0 and $13.1 million for the three and nine months ended September 30, 2025, respectively, as compared to $0.4 million and $15.1 million for the three and nine months ended September 30, 2024, respectively. See Note 6 and Note 11 of our condensed consolidated financial statements for further discussion.
Loss on debt extinguishment
On May 13, 2024, the Micron Note was converted into 294,217 shares of our common stock in connection with the consummation of our IPO. As a result, $5.6 million was recognized in additional paid-in capital and we recognized a loss on debt extinguishment of $0.6 million during the nine months ended September 30, 2024. We also recognized a loss on debt extinguishment of $0.1 million associated with the settlement of the East West Bank Loan during the nine months ended September 30, 2024. See Note 7 of our condensed consolidated financial statements for further discussion.
Interest Income
Interest income reflects interest earned and accretion on our cash equivalents and marketable securities.
Interest and Other Income (Expense), Net
Interest and other income (expense), net, was $0.1 million and $(0.3) million for the three months ended September 30, 2025 and 2024, respectively, and $(0.7) million and $(0.8) million for the nine months ended September 30, 2025, and 2024, respectively.

Income Tax (Benefit) Provision
Income tax (benefit) provision was $(3.6) million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively and $(4.0) million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively. See Note 9 of our condensed consolidated financial statements for further discussion.
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
Bookings
We define a booking as a signed contract and related purchase commitment from a customer, based on the value set forth in a purchase order. We believe bookings are a useful metric to measure whether we are successful in our sales efforts with new and existing customers, and provide an indication of trends in our operating results that are not necessarily reflected in our revenue, because our revenue recognition is based on the satisfaction of our customer obligations, and not of the successful execution of a booking at the time of sale. Reported bookings may be subject to adjustments and potential cancellations prior to the satisfaction of our customer obligations. For the three and nine months ended September 30, 2025, we achieved $22.8 million and $49.4 million in bookings, respectively, as compared to $9.9 million and $45.5 million in bookings for the three and nine months ended September 30, 2024, respectively.
The following table sets forth our bookings for each of the three month periods during the trailing five quarters as of September 30, 2025.

	Three Months Ended
	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
	(in thousands)
Bookings	$22,799	$12,912	$13,681	$20,310	$9,875

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
We define non-GAAP operating income as our GAAP operating (loss) income adjusted to exclude certain costs, including acquisition-related litigation settlement and legal costs, acquisition-related professional fees and retention bonus, amortization of acquired intangible assets, IPO preparation costs, executive severance, and stock-based compensation expense. We define non-GAAP net (loss) income as our GAAP net (loss) income adjusted to exclude certain costs, including acquisition-related litigation settlement and legal costs, acquisition-related professional fees and retention bonus, amortization of acquired intangible assets, IPO preparation costs, executive severance, stock-based compensation expense, change in fair value of contingent consideration, foreign exchange (gain) loss, loss on debt extinguishment, and the income tax effect on non-GAAP adjustments. We monitor non-GAAP operating (loss) income and non-GAAP net (loss) income as non-GAAP financial measures to supplement the financial information we present in accordance with GAAP to provide investors with additional information regarding our financial results.

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
The following table reconciles operating loss to non-GAAP operating (loss) income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating loss	$(9,342)	$(7,302)	$(39,117)	$(42,703)
Add:
Acquisition-related litigation settlement and legal costs(1)	4	1,883	14,103	19,194
Acquisition-related professional fees and retention bonus(2)	1,563	—	3,702	—
Amortization of acquired intangible assets(3)	979	295	1,963	661
IPO preparation costs(4)	—	—	—	873
Executive severance(5)	1,392	—	1,392	—
Stock-based compensation expense	3,072	2,559	7,469	24,388
Non-GAAP operating (loss) income	$(2,332)	$(2,565)	$(10,488)	$2,413

The following table reconciles net loss to non-GAAP net (loss) income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(5,299)	$(6,551)	$(33,981)	$(43,561)
Add:
Acquisition-related litigation settlement and legal costs(1)	4	1,883	14,103	19,194
Acquisition-related professional fees and retention bonus(2)	1,563	—	3,702	—
Amortization of acquired intangible assets(3)	979	295	1,963	661
IPO preparation costs(4)	—	—	—	873
Executive severance(5)	1,392	—	1,392	—
Stock-based compensation expense	3,072	2,559	7,469	24,388
Change in fair value of contingent consideration(6)	16	—	68	(18)
Foreign exchange (gain) loss	(197)	174	350	418
Loss on debt extinguishment(7)	—	—	—	718
Income tax effect of non-GAAP adjustments(8)	(3,592)	(189)	(4,170)	(265)
Non-GAAP net (loss) income	$(2,062)	$(1,829)	$(9,104)	$2,408

(1)Reflects litigation-related expenses incurred in connection with our acquisitions and the Nangate litigation settlement accrual.
(2)Reflects acquisition-related professional fees and retention bonuses related to acquisitions of the OPC Business, Tech-X, Mixel and other potential acquisitions.
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
(5)Reflects executive severance that occurred in connection with management changes.
(6)Includes the change in fair value of contingent consideration recorded in connection with our acquisitions.
(7)Reflects loss incurred on conversion of the Micron Note to common stock in connection with the consummation of our IPO and the loss incurred on the extinguishment of the East West Bank Loan.
(8)Reflects the income tax effect of non-GAAP adjustments.

Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from payments from our customers, borrowings from Ms. Ngai-Pesic and other lenders, and the net proceeds from the sale of our common stock in the IPO. Our primary sources of liquidity are cash, cash equivalents and marketable securities including cash generated from operations. As of September 30, 2025, we had $24.3 million in cash and cash equivalents and restricted cash, of which $7.2 million was held by our foreign subsidiaries, and $3.5 million in short-term marketable securities.
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
On April 11, 2024, we amended and restated our license agreement with NXP, pursuant to which we recorded an associated vendor financing obligation. The vendor financing obligation was $3.1 million as of September 30, 2025. We determined that the vendor financing obligation had an imputed interest rate of 9%, which is reflective of our borrowing rate with similar terms to that of the license agreement.
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
If our cash and cash equivalents and marketable securities including cash generated from operating activities are not sufficient to satisfy our liquidity requirements, we may be required to seek additional financing. If we raise additional funds by issuing equity securities or convertible debt securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all. See “Risk Factors—Risks Related to Our Business and Industry—Our ability to raise additional capital in the future may be limited and could prevent us from executing our growth strategy” in Item 1A in Part II in this Quarterly Report on Form 10-Q for further discussion.
As of September 30, 2025, $16.8 million, or 61%, of our cash and cash equivalents and restricted cash was maintained with one financial institution, where our current deposits are in excess of federally insured limits. Past macroeconomic conditions have resulted in the actual or perceived financial distress of many financial institutions, including the 2023 failures of Silicon Valley Bank, Signature Bank and First Republic Bank and the UBS takeover of Credit Suisse. If the financial institutions with whom we do business were to become distressed or placed into receivership, we may be unable to access the cash we have on deposit with such institutions. If we are unable to access our cash as needed, our financial position and ability to operate our business could be adversely affected.

Cash Flows
The following table summarizes changes in our cash flows for the periods indicated.

	Nine months Ended September 30,
	2025	2024
	(in thousands)
Cash provided by (used in):
Operating activities	$(24,430)	$(10,667)
Investing activities	31,193	(72,952)
Financing activities	(2,238)	105,549
Effect of exchange rate fluctuations	189	255
Net change in cash and cash equivalents and restricted cash	$4,714	$22,185

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
Net cash used in operating activities for the nine months ended September 30, 2025 was $24.4 million compared to $10.7 million of net cash used in operating activities for the nine months ended September 30, 2024. The $13.8 million increase in net cash used in operating activities reflects $20.1 million paid for the litigation agreement in the nine months ended September 30, 2025 and a decrease of $18.1 million in the non-cash effects of stock-based compensation expense, provision for credit losses, litigation settlement, change in fair value of contingent consideration, depreciation and amortization, and the accretion of discount on marketable securities. This use of cash was partially offset by a $9.6 million decrease in net loss, $6.0 million of related party funding for the litigation agreement and a $8.9 million decrease in net working capital, primarily due to changes in contract assets, deferred revenue and accounts receivable.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2025 was $31.2 million, as compared to $73.0 million used in investing activities for the nine months ended September 30, 2024. Cash provided by investing activities during the nine months ended September 30, 2025, includes $34.9 million of maturities in marketable securities and $29.8 million in sales of marketable securities, partially offset by cash paid to acquire the OPC Business, Tech-X and Mixel of $32.9 million and $0.6 million in purchases of property and equipment. During the nine months ended September 30, 2024, we used cash of $81.6 million in purchases of marketable securities and $0.3 million in purchases of property and equipment, partially offset by $9.0 million of maturities in marketable securities.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 was $2.2 million, as compared to net cash provided by financing activities of $105.5 million for the nine months ended September 30, 2024. Net cash used during the nine months ended September 30, 2025 includes payroll taxes related to shares withheld from employees of $1.3 million and payments on our vendor financing obligation of $1.3 million. This use of cash was partially offset by $0.4 million in proceeds from issuance of common stock for share-based awards. During the nine months ended September 30, 2024, we received $106.0 million in net proceeds from the consummation of our IPO, $4.9 million in net proceeds from the Micron Note, and $4.3 million from our drawdown on the East West Bank Loan, partially offset by the $4.3 million repayment of the East West Bank Loan, payment of $2.1 million related to deferred transaction costs incurred in connection with the consummation of the IPO, the $2.0 million repayment of the line of credit with Ms. Ngai-Pesic (the “2022 Credit Line”), and $0.6 million of payments for our vendor financing obligation.
Effects of Exchange Rate Fluctuations on Cash and Cash Equivalents
The effects of exchange rate fluctuations on cash and cash equivalents were $0.2 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Contractual Obligations
Our financial commitments for contractual obligations as of September 30, 2025 include operating leases, vendor financing obligation, contingent consideration related to the acquisition of Tech-X, and an obligation for the Settlement Agreement with the Nangate Parties.
As of September 30, 2025 we had:
◦Operating lease obligations consisted of a current obligation of $1.0 million and a non-current obligation of $1.7 million.
◦A vendor financing obligation, which includes a current obligation of $1.1 million and a non-current obligation of $2.0 million.
◦Contingent consideration related to the acquisition of Tech-X, which consisted of a current obligation of $1.0 million and a non-current obligation of $0.7 million.
◦An obligation to pay the Settlement Payment of $10.3 million, which is classified as current.
◦A contingent settlement payment obligation of up to $2.1 million, which would become payable in the event the Co-Defendants are unable to fulfill their portion of the Settlement Payment. This amount is not considered probable and therefore is not recognized as a liability as of September 30, 2025.

For further information, refer to Note 6, Note 7, Note 11 and Note 12 to our condensed consolidated financial statements.
Litigation Settlement
In May 2025, Silvaco and the Co-Defendants agreed to the Settlement Agreement in connection with litigation brought by the Nangate Parties. The Settlement Payment consists of an initial $16.0 million payment due on June 18, 2025, and four quarterly installment payments of $4.1 million each, payable on August 15, 2025, November 14, 2025, February 13, 2026, and May 15, 2026. In September 2025, the U.S. Court of Appeals for the Ninth Circuit reversed the fraud and breach of contract verdicts and the parties dismissed all claims, triggering an acceleration clause in the settlement agreement, resulting in the acceleration of the final installment of the Settlement Payment of $4.1 million from May 15, 2026, to February 13, 2026. Following the execution of the Settlement Agreement, Silvaco and the Co-Defendants also executed an apportionment agreement with us under which the Co-Defendants agreed to bear 25% of the of the Settlement Payment, with Silvaco bearing the remaining 75%. In June 2025, we made the initial payment of $16.0 million on behalf of Silvaco and the Co-Defendants, and received a $6.0 million reimbursement from the Co-Defendants in accordance with the apportionment agreement. In August 2025, we made our first quarterly installment payment of $4.1 million. We recorded a charge to litigation settlement and accrued expenses and other current liabilities of $13.1 million for the nine months ended September 30, 2025, related to the Settlement Agreement. We did not record any charges during the three months ended September 30, 2025. As of September 30, 2025, our remaining liability under the Settlement Payment was $10.3 million, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet. In the event that the Co-Defendants do not satisfy their obligation under the Settlement Agreement, we will assume payment of the Co-Defendants litigation settlement obligation of $2.1 million to avoid a default under the Settlement Agreement. In such unlikely circumstance, we expect to seek remedies from the Co-Defendants under the apportionment agreement. See Note 6 and Note 11 of our condensed consolidated financial statements for further discussion.
Off-Balance Sheet Arrangements
As of September 30, 2025, we maintained restricted cash of $12.4 million, which is held to secure an irrevocable standby letter of credit issued in connection with the Settlement Agreement. Of the $12.4 million remaining due under the Settlement Agreement, the Company is obligated to pay $10.3 million. The letter of credit, secured with East West Bank on May 17, 2025, is scheduled to expire on June 30, 2026, unless drawn upon or renewed. As of September 30, 2025, no amounts had been drawn under the letter of credit. Restricted cash is classified as a current asset on the condensed consolidated balance sheets based on the expected expiration date of the letter of credit. See Note 6 and Note 11 of our condensed consolidated financial statements for further discussion.
Critical Accounting Policies and Significant Judgments and Estimates
There have not been any material changes during the nine months ended September 30, 2025, to the methodology applied by management for critical accounting policies previously disclosed in our audited financial statements set forth in our 2024 Form 10-K. For further discussion of our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2024 Form 10-K.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) or 15d-15(f) of the Exchange Act during the period covered by this Quarterly Report, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Further, we and our customers are affected by general business and economic conditions in the United States and globally. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, including the imposition of tariffs affecting our or our customers’ products and services, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. There recently have been significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products outside of the U.S., and the current presidential administration has announced significant new tariffs on foreign imports into the U.S, some of which have subsequently been invalidated by courts. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, court decisions regarding the legality of the tariffs, and exemptions or exclusions that may be granted. Adverse changes in general domestic and global economic conditions that may occur in the future, including any recession, economic slowdown or disruption of credit markets, may lead to lower demand for products that incorporate our solutions. Even in the absence of tariffs, the related uncertainty and the market's fears relating to international trade may lead to continuing volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy. Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world, including inflation and changes in currency valuations, could adversely affect us, our customers and vendors, which could have a material adverse effect on our business, financial condition and results of operations.
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
During the three and nine months ended September 30, 2025, 16% and 19% of our revenue was derived from customers in China, respectively. For the comparable periods in 2024, customers in China accounted for 25% and 17% of our revenue, respectively. Economic slowdowns in China have adversely affected our revenue derived from China-based operations in prior years and could adversely affect our revenue from China-based operations in future periods. Further, geopolitical disruptions among the United States and China could result in the suspension or delay of purchases of our software solutions by our customers in China, which could inhibit our ability to secure similar levels of revenue in the future from such customers or otherwise. See “—We face risks associated with doing business in China.” Similar uncertainties and speculation may result in further economic contraction, resulting in the suspension or delay of purchases of our software solutions by our customers, which could harm our business, financial condition and results of operations.
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
A significant portion of our revenue comes from outside the United States. During the three and nine months ended September 30, 2025, 45% and 63%, respectively, of our revenue was from international customers. For the comparable periods in 2024 international customers accounted for 70% and 64% of our revenue, respectively. Risks inherent in our international business activities include imposition of government controls, export license requirements, restrictions on the export of critical technology, products and services, political and economic instability, trade restrictions, changes in tariffs and taxes, difficulties in staffing and managing international operations, longer accounts receivable payment cycles and the burdens of complying with a wide variety of foreign laws and regulations. Effective patent, copyright and trade secret protection may not be available in every foreign country in which we sell our software solutions and services. Our business, financial condition, results of operations and cash flows could be materially adversely affected by any of these risks.
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
During the three and nine months ended September 30, 2025, 16% and 19% of our revenue was derived from customers in China, respectively. For the comparable periods in 2024, customers in China accounted for 25% and 17% of our revenue, respectively. Our operating expenses in China were $1.2 million and $2.9 million, respectively, for the three and nine months ended September 30, 2025 and $0.8 million and $2.4 million, respectively, for the comparable periods in 2024.
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
Our board of directors is responsible for overseeing the risks to our business, including risks related to the ongoing conflict between Israel and its adversaries and between Russia and Ukraine. Such risks include an increased risk of cybersecurity attacks, sanctions, risks related to our employees, service-providers and operations in the affected regions and supply chain disruptions that may affect our customers globally. During the three and nine months ended September 30, 2025, we generated $20,000 and $0.2 million in revenues from customers in the Middle East, respectively. For the comparable periods in 2024, we generated $0.2 million and $0.3 million from customers in the Middle East, respectively. We had no employees in the Middle East during the nine months ended September 30, 2025 and the year ended December 31, 2024. While none of our revenue is derived from Russia or Ukraine, we have employees based in both countries and had, prior to the beginning of the conflict, offices in both countries. In response to the ongoing conflict, we closed our office in Moscow, Russia, and our office in Kyiv, Ukraine, has been temporarily closed. Our board of directors has received periodic reports from management regarding the impact of the conflict on us and considered whether such events have had, or are reasonably likely to have, a material impact on us. Unless and until the conflict in Ukraine is stabilized, we do not intend to reopen office locations in either country.
As of September 30, 2025, we had 10 employees, 3 contractors and 4 interns in Ukraine, all of whom were working remotely. If our employees in Ukraine become subject to a military draft or are unable to work due to the ongoing conflict, the development of our next generation software could be delayed, which could negatively impact our business.
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
During the three and nine months ended September 30, 2025, 45% and 63%, respectively, of our revenue was from international customers. For the comparable periods in 2024 international customers accounted for 70% and 64% of our revenue, respectively. We expect to continue to generate a significant amount of revenue through international sales in the future. Our international sales team sells our software solutions to new and existing customers, expands installations within the existing customer base, offers consulting services and provides the first line of technical support. The revenues and expenses associated with our international direct sales channels are subject to foreign currency exchange fluctuations, including the potential of a weakening American dollar, which would impact our ability to compete internationally. Fluctuations in exchange rates for Japanese Yen have adversely affected our revenue because of a stronger American dollar in recent years. Our future financial results may be impacted by fluctuations in exchange rates, including Korean Won, Chinese Yuan, and Japanese Yen.
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
Our success depends in part on our ability to continually enhance and broaden our software solutions offerings in order to support our long-term strategic direction, strengthen our competitive position, expand our customer base, provide greater scale to increase our investments in research and development to accelerate innovation, provide increased capabilities to our existing software solutions, supply new software solutions and services, and enhance our distribution channels. Accordingly, our success depends in part on our ability to identify, complete and integrate acquisitions. Over the past several years, we have completed several such acquisitions of companies or strategic assets, and from time to time we will likely seek to acquire or invest in businesses, products, or technologies, such as our March 2025 acquisition of a suite of optical proximity correction tools from Cadence Design Systems, Inc., our April 2025 acquisition of Tech-X Corporation and our August 2025 acquisition of Mixel Group, Inc.. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures, as we have experienced historically. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their software is not easily adapted to work with our software solutions or we have difficulty retaining the customers of any acquired business due to changes in ownership, management or otherwise. For example, we have in the past and may in the future face challenges associated with the integration and migration of processes, including issue tracking, release procedures and standardization of license models, which can delay introduction of software solutions. We may be unable to successfully integrate previously acquired businesses and technologies or those acquired in the future, which could adversely impact our business, financial condition and results of operations.
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
We are highly dependent upon the ability and experience of our senior executives and our key technical and other management employees, and we do not maintain key person insurance for any of our employees. Although we have employment agreements with certain employees, the loss of these employees, or any of our other key employees, could adversely affect our ability to conduct our operations. We have recently experienced a CEO and CFO transition and could have additional executive leadership changes as part of overall succession plans. Such leadership transitions can be inherently difficult to manage, and an inadequate transition could cause disruption to our business, including our relationships with our employees, customers, suppliers, and business partners, and fluctuations in the price of our stock.
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
We lease several office facilities from entities controlled by Ms. Ngai-Pesic pursuant to which we recorded a rent expense of $0.1 million and $0.4 million during the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.4 million, respectively for the comparable periods in 2024. Because we are controlled by the Pesic Family, we may not have the leverage to negotiate extensions or amendments to our agreements on terms as favorable to us compared to those we would negotiate with an unaffiliated third party. See Note 6 to our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
Our common stock has been trading on a national securities exchange for less than 18 months. An active market in our common stock may not be sustainable or liquid enough for you to sell your shares, especially given the concentration of outstanding shares. If an active market for our common stock is not sustained, holders of our common stock may not be able to liquidate their investment or resell their shares at favorable prices, or at all. An inactive trading market may also impair our ability to raise capital by selling shares of our common stock and enter into strategic partnerships or acquire other complementary products, technologies or businesses by using shares of our common stock as consideration. Furthermore, there can be no guarantee that we will continue to satisfy the continued listing standards of Nasdaq. If we fail to satisfy the continued listing standards, we could be delisted, which would negatively impact the value and liquidity of your investment.
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
Substantially all of the remaining 24.2 million shares of our common stock, including all shares held by our executive officers, directors and the holders of substantially all of our equity securities, were subject to lock-up agreements with the underwriters of the IPO, which have since expired. We have registered all shares of common stock that we may issue under equity compensation plans and therefore, those shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. Because the restrictions on resale under the lock-up agreements have ended, the market price of our common stock could drop significantly if the holders of those shares sell them or are perceived by the market as intending to sell them.
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
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we are not a borrower or party to any financial instruments with SVB, Signature Bank or any other financial institution currently in receivership, if any of the banks which hold our cash deposits were to be placed into receivership, we may be unable to access such funds. As of September 30, 2025, $16.8 million, or 61%, of our cash and cash equivalents, restricted cash and marketable securities were maintained with one financial institution, where our current deposits are in excess of federally insured limits. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
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

10.1
Stock Purchase Agreement, by and between Silvaco Group, Inc., Mixel Group, Inc. the Ashraf K. Takla Living Trust and the Nadia T. Takla Irrevocable Gift Trust, dated July 29, 2025 (filed as exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2025)

10.2
Separation Agreement and Release, by and between Dr. Babak A. Taheri and Silvaco Group, Inc., dated August 22, 2025 (filed as Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2025).

10.3
Employment Agreement, by and between Dr. Walden C. Rhines and Silvaco Group, Inc., dated August 25, 2025 (filed as Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2025).

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
*    Filed herewith.
**     The certification attached as Exhibit 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q, is deemed furnished and not filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on November 12, 2025.

SILVACO GROUP, INC.

/s/ Walden C. Rhines
Name: Dr. Walden C. Rhines Title: Chief Executive Officer

/s/ Christopher J. Zegarelli
Name:Christopher J. Zegarelli Title: Chief Financial Officer