Form 10-K
period 2025-12-31
Silvaco Group, Inc.
filed 2026-03-12
CIK 1943289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant (9,563,608 shares), based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2025 of $4.72, was $45,140,230. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of March 09, 2026 the registrant had 31,440,906 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Part III of this Form 10-K are incorporated by reference from the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part of this Form 10-K.

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

Item 1. Business
Overview
Silvaco Group, Inc. is a provider of technology computer aided design (“TCAD”) software, electronic data automation (“EDA”) software and semiconductor intellectual property (“SIP”). Our solutions are used by engineers to optimize semiconductor manufacturing processes and efficiently bring semiconductor products to market. Our differentiated solutions enable our customers to increase productivity, accelerate time-to-market and reduce development and manufacturing costs.

Our TCAD solutions are used in the semiconductor industry to model and optimize manufacturing processes and device performance. This includes foundational TCAD software and more advanced artificial intelligence (“AI”) machine learning (“ML”) for process development, called Fabrication Technology Co-Optimization (“FTCOTM”). We are a pioneer in the leverage of AI to redefine manufacturing process development in partnership with customers.
Our EDA software is used by semiconductor companies to design, simulate, and verify semiconductors. Our EDA products include SPICE modelling and simulation, parasitic extraction and reduction, standard cell generation and optical proximity correction.
Our SIP portfolio includes a range of products, including foundation technology, such as standard cells and memory compilers, as well as a suite of interface technologies. Our SIP portfolio benefited from recent acquisitions, most notably Mixel Group, Inc. (“Mixel”), which is positioned for growth as we roll out Mixel’s quality processes to the rest of the organization.
Our customers include foundries, integrated device manufacturers (“IDMs”) and fabless semiconductor companies.
Corporate Information
Silvaco was incorporated in the State of Delaware in 2009 under the name Saratoga International, Inc., and changed its name to Silvaco Group, Inc. in November 2013.
Our headquarters are located at 4701 Patrick Henry Drive, Building #23, in Santa Clara, CA 95054, and our headquarters’ telephone number is (408) 567-1000. We have 12 offices worldwide.
Our website address is https://www.silvaco.com. Our website and the contents therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Growth Drivers
Our software solutions enable customers to simulate and optimize semiconductor manufacturing processes as well as design, simulate and verify innovative semiconductor products. Growth in demand for these tools is driven by key trends, including the launch of more advanced manufacturing processes by foundries and IDMs, as well as advancements in many end markets, including memory, automotive, quantum computing, photonics, data center, cellular technologies and AI.
Our growth prospects are enhanced by the inherent differentiation embodied in our products. We design our solutions to address our customers’ biggest challenges. We differentiate based on efficiency, cost, performance, and time to market. Our leadership in AI-powered process development is a good example of a solution that accelerates time to market for our customers while dramatically reducing their development costs.
We see these trends as a powerful growth opportunity for Silvaco. As semiconductor companies continue to define new generations of more complex products and processes, they increasingly leverage our growing suite of differentiated software solutions and semiconductor IP.
Our Products
We define our solutions in three product categories: TCAD, EDA, and SIP.
TCAD Solutions
Our manufacturing process development solutions include traditional TCAD tools combined with leading-edge AI/ML simulation tools.
Our traditional TCAD tools enable simulations of existing and new technologies for device performance optimization. Our solution is designed to provide complete, fast, and accurate results, allowing customers to explore trade-offs in performance, power, size and reliability and optimize their final design.
Our FTCO AI/ML solution uses manufacturing and simulated data to create a computer model or “digital twin” of manufacturing processes that can be used to simulate the fabrication process in "real time". This “digital twin” serves as a simulation platform through which customers can run countless experiments to analyze many variables and improve yield due to variations in a wide range of parameters in the manufacturing process. All of this is done without the need to run physical wafers which can be time-consuming and expensive. We have partnered with Micron Technology, Inc. for the development and deployment of these AI/ML tools.

Both solutions are designed to help reduce the time and manufacturing cycles spent developing semiconductor technologies and help reduce costs and accelerate development cycles. By reducing the need to run expensive and time-consuming experiments, our solutions enable customers to rapidly and cost-effectively bring their products to market. Our AI-augmented solutions include GPU-enablement for plasma simulation and photonics, which are recent additions to our product portfolio from our acquisition of Tech-X Corporation.
Typical applications include simulation of process variation; device performance; thermal effects; optical intensity; plasma chamber and radiation effect.
Our FTCO AI/ML solution provides compatible data structures that can be used with our EDA modeling, analysis, simulation, verification and yield enhancement tools.
We also provide design services, expert training and workshops on our latest manufacturing process development solutions.
EDA Solutions
Silvaco offers a full, production-proven IC-CAD signoff design platform, comprehensive automated standard cell library creation and characterization solutions, and advanced IP management tool suites.
Its IC-CAD design flow supports the complete path from design capture and circuit simulation through layout design, physical verification, parasitic extraction and reduction, and post-layout analysis including statistical variation and yield analysis, enabling silicon-accurate verification and predictable signoff.
The automated standard cell library solutions accelerate development through layout generation, optimization, parasitic-aware characterization, and variation-aware modeling to deliver high-quality libraries optimized for power, performance, and area.
In addition, Silvaco’s IP management tools address the growing complexity of modern SoC development by enabling efficient onboarding of third-party IP, structured reuse of internal IP, version control, traceability, and secure collaboration across distributed teams.
SIP Solutions
The number of third-party IP design blocks incorporated into customers’ semiconductor designs has increased as system-on-chip (“SoC”) architectures grow more complex and development cycles compress. Customers increasingly rely on pre-verified and silicon-proven IP to reduce design risk, manage costs, and accelerate time-to-market.
Our SIP portfolio offers a comprehensive portfolio of solutions for SoC designs, including hard and soft IP, foundational libraries, and embedded memory technologies. These SIP solutions are designed to integrate into customer designs across a range of process technologies and end markets.
Silvaco’s SIP portfolio includes:
Interface IP
•Production-ready and Custom silicon-proven mixed-signal IP solutions for high-speed interfaces, including Mixel® MIPI® C-PHY™, D-PHY™, and M-PHY® as well as LVDS and other multi-standard SerDes
•Production-ready and silicon-proven soft IP solutions supporting industry-standard interfaces, including MIPI® I3C, Arm® AMBA® interconnect fabric, and peripheral components
Logic Libraries and Physical IP
•Production-ready and Custom Standard cell logic libraries, including Core, Power Management, Engineering Change Order (“ECO”), Advanced Compute, and physical completion library components
•Libraries are designed to support performance, power, and area optimization requirements across a range of applications and process nodes
Embedded Memory Solutions
•Production-ready Embedded memory compilers for both volatile and non‑volatile memory technologies
•Memory solutions incorporate integrated test and repair features intended to improve yield, reliability, and manufacturability
Automotive IP

•Production-ready IP solutions for automotive applications, including CAN FD and CAN XL, designed to meet safety, reliability, and security requirements for automotive electronics
Silvaco’s SIP products are typically incorporated into customer designs early in the development cycle and may remain in production for extended periods. This pattern is particularly common in markets with long product lifecycles, such as automotive, industrial, and robotic applications. Silvaco’s SIP is also deployed in higher-volume markets with shorter product cycles, including mobile, consumer drones, edge AI computing, Internet of Things (“IoT”), and mobile-adjacent applications such as AR, VR, and wearables. As a result, Silvaco’s SIP business is influenced by customer design activity across a range of end markets, adoption of industry standards, and broader trends in semiconductor integration and system complexity
Customer Support
We provide a consistently high level of customer support and training to ensure our customers extract the full value of our solutions. This support is provided through a global network of application engineering teams.
Customer support includes frequent software updates. We also offer workshops to increase customer productivity through courses offered worldwide, as well as online training.
Product Warranties
We generally warrant our products to conform to material specifications for a limited period of time. We also provide customers with limited indemnification with respect to claims that their use of our software products infringes on patents, copyrights, trademarks or trade secrets. We have not experienced material warranty or indemnity claims to date.
Growth Strategy
We intend to take the following actions to deliver value to our customers:
•Focus on large, growing markets where we have cemented ourselves as a trusted solutions provider. We seek to expand our presence in multiple growing markets, including display, automotive semiconductor, memory, quantum computing, photonics, data center, and AI markets.
•Enhance our competitive advantage by addressing unique customer needs. We pride ourselves on research and development agility, allowing us to design capabilities specific to customers’ requirements and, where appropriate, integrate those capabilities into our software solutions.
•Focus on a portfolio approach to the licensing and sale of our software platform. We seek to differentiate ourselves through the breadth of our software and SIP offerings, addressing the full design cycle needs of our customers.
•Expand our customer base. We believe that we can both expand our customer base and grow within our existing customers. This growth will be enabled by our global salesforce and application engineers.
•Establish, maintain and expand relationships with key technology providers and academic partners. We have relationships with SIP providers, foundries, design service companies, EDA companies, our commercial customers and academia. We plan to continue to expand our ecosystem to maximize our reach, integrate into established flows and offer world-class solutions.
•Continue to seek strategic acquisitions to accelerate growth and expand our market footprint. We intend to continue to target acquisitions that allow us to expand our solutions portfolio to better service our customers’ needs.
Customers
We provide end-to-end solutions such as software, design IP, and world-class support to a global and diverse customer base of engineers and researchers in both semiconductor companies and academia. We aim to support our customers’ use of our products to solve semiconductor design challenges spanning the levels of atoms, devices, and systems. Through decades of collaboration with academia, we have created an end-to-end solution for display visualization and simulated stress-testing coupled with an integrated support system and SIP services. With our combined platform, we believe we can attract new customers, retain existing ones, and create upsell opportunities. As of December 31, 2025, we had over 800 customers that relied on our solutions worldwide, of which over 200 are academic institutions.
As of December 31, 2025, our revenue was geographically distributed as follows: 54% from customers in Asia, 38% from customers in the Americas, and 8% from customers in Europe.

Sales
We work closely with our customers to meet their specific and complex needs. We utilize account managers to engage customers early in their design-in cycles and collaborate with them throughout the design journey. We rely primarily on direct sales channels across the world and augment our sales efforts with distributors in growth or emerging markets, such as Israel, India and Southeast Asia. To handle the complexities of the industry, we use account managers with specialized knowledge who cover and can speak to all company products. In addition, we rely upon field application engineers for product specialization and our sales operations to handle universities and smaller sales opportunities.
Although the specific terms of our contracts vary from customer to customer, the license agreements are commonly one or three-year commitments. Sales cycles vary depending upon the product and offerings along with the specific needs and complexities of the individual customer. Manufacturing process development and EDA opportunities generally have a sales cycle of six to nine months whereas SIP opportunities generally range from three to nine months. Renewal engagement generally starts six to 12 months prior to license expiration.
Our sales and marketing teams have international coverage segmented into three distinct regions: the Americas (U.S. and Brazil), Europe, the Middle East, and Asia (“EMEA”) and Asia-Pacific (“APAC”), which includes Japan, China, Korea, Taiwan and Singapore.
Research and Development
Our success is inextricably linked to our ability to deliver new innovative solutions and maintain our existing product portfolio. Our research and development (“R&D”) priorities are centered around our three main product areas described above. Our R&D team evolves existing products to address new customer challenges and deliver next generations of even more innovative and unique solutions to the industry’s largest challenges. R&D efforts are central to our long-term business success. We therefore expect to continue making significant investments in this area going forward.
Intellectual Property
Our patents and other legal intellectual property protections are created when we believe we have developed proprietary and unique technologies that may impact our customers’ businesses and help differentiate our products. We utilize patents to provide protection for our developed products, helping maintain product differentiation. Currently, our patent portfolio is focused on SIP (fingerprinting and DNA-analysis), circuit and standard cell design, generation and optimization, cell libraries with many cells, memory cells and arrays, physical verification, simulation of light emitting diodes, (“LED”), and other related spaces. Our accomplishments of developing our technology and products, and our ability to compete worldwide, is made possible by our commitment to develop and maintain leadership of our products and to stay current with filings to protect our intellectual property.
We rely on patent, copyright, trademark, and trade secret laws, as well as confidentiality and non-disclosure agreements, other contractual protections, and distribution of software licenses only to protect our technologies and proprietary know-how. As of December 31, 2025, we had 47 issued U.S. patents expiring generally between 2026 and 2039, 5 pending U.S. patent applications, 4 issued foreign patents (including 2 French patents, 1 Taiwanese patent, and 1 Japanese patent) expiring generally between 2032 and 2041, and 9 pending foreign patent applications (including 2 pending Taiwanese applications, multiple pending European patent applications, and multiple pending Japanese patent applications). We did not have any pending International Patent Cooperation Treaty applications as of December 31, 2025. Our issued patents and pending patent applications generally relate to SIP characterization, standard cells, memory, physical verification, LED simulation, computational lithography, optical proximity correction, multi-patterning and photomask optimization, semiconductor manufacturability modeling and yield enhancement, and mixed-signal physical layer interface technologies. As of December 31, 2025, we had 16 U.S. registered copyrights. As of December 31, 2025, we have obtained registered U.S. federal trademarks for Mixel Mixed-Signal Excellence, SILVACO, Simulations Empowering Your nnovations, Tech-X, USim, VIRTUAL WAFER FAB, VSim, and VORPAL and have pending applications for FTCO and PCAIO.
Competition
We compete most frequently with Synopsys, Inc., Siemens EDA, and Cadence, Inc. by providing specialized differentiation that is generally unavailable from larger EDA companies. We also compete with other tools providers, customers with their own EDA capabilities and other IP companies, including Keysight Technologies, Inc., Schrödinger, Inc., CEVA, Inc., Zuken Ltd., Huada Empyrean, M31 and Primarius Technologies. Some of our competitors have made or may make acquisitions and/or have entered or may enter into partnerships or other strategic relationships which may alter their ability to compete with us. We compete based on the market segments we serve, technology leadership, product efficiency, ease of integration, ease of use, payment structures, customer support, and time to market. In the SIP segment, we compete based on PPA, idle power consumption, data movement performance and time to market.
For more information on risks related to competitive factors affecting our business, see the relevant discussions throughout Item 1A. “Risk Factors.”

Government Regulation
We face increasingly stringent and evolving regulatory challenges. We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws in the United States and other countries in which we conduct activities, including the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and the United Kingdom Bribery Act 2010, which generally prohibit companies and their employees, agents, intermediaries and other third parties from directly or indirectly promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. Noncompliance with these regulations could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. We are also subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in compliance with applicable laws. For example, certain of our software solutions are subject to U.S. export controls and sanctions, including the Export Administration Regulations, U.S. Customs regulations, and the economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control, which may limit our ability to export our software solutions and technology or may require export authorizations and conditions prior to export. We regularly engage with outside experts and review our internal compliance related to such U.S. export controls laws, regulations and sanctions programs and have filed certain voluntary disclosures related to potential violations of such U.S. export control laws and regulations and sanctions programs. Such voluntary disclosures remain pending and if an enforcement action is brought against us in relation to such potential violations, such actions could result in the imposition of significant penalties against us. Furthermore, because we may process personal data in the ordinary course of our business we are, or may become, subject to numerous data privacy and security obligations, including federal, state, local, and foreign laws, regulations, guidance, and industry standards related to data privacy and security, including, without limitation, the EU GDPR and the UK GDPR, the CCPA and other U.S. state laws. These privacy and security laws may increase our compliance obligations and exposure for any noncompliance. See Item 1.A. Risk Factors for additional information about the laws and regulations to which we are or may become subject and about the risks to our business associated with such laws and regulations.
Employees and Human Capital Resources
As of December 31, 2025, we had 406 employees worldwide, including 105 full-time equivalent employees located in the United States, consisting of 61 in research and development, 18 in sales and marketing, and 26 in general and administrative. We also have 99 full-time equivalent employees located in Egypt. We consider relations with our employees to be good and have never experienced a work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.
Compensation and Benefits
We offer competitive compensation programs that link compensation to business and individual performance. We also offer a bonus program, 401(k) match, Employee stock purchase plan and equity compensation.
Information about our Executive Officers
The following table sets forth certain information regarding our executive officers as of March 4, 2026:

Name	Age	Position
Dr. Walden C. Rhines	79	Chief Executive Officer
Christopher Zegarelli	51	Chief Financial Officer
Candace Jackson	41	Senior Vice President, General Counsel and Corporate Secretary
Walden C. Rhines, Ph.D., has served as our Chief Executive Officer since August 2025, and as a member of the Board since September 2022. From March 2020 to June 2025, Dr. Rhines served as President and Chief Executive Officer of Cornami, Inc., a fabless semiconductor company. Since January 2015, Dr. Rhines has also served as a member of the board of directors and as chair of the compensation committee of Qorvo, Inc. (Nasdaq: QRVO), a fabless semiconductor company, and its chairman since November 2023. He served as a member of the board of directors of PTK Acquisition Corp. (NYSE: PTK), a special purpose acquisition company, from July 2020 until September 2021 and served on its audit, nominating and compensation committees. From October 1993 to March 2017, Dr. Rhines served as Chief Executive Officer of Mentor Graphics Corporation, an EDA company, and chairman of its board of directors from 2000 until its acquisition by Siemens in March 2017, pursuant to which the company was renamed Mentor Graphics, a Siemens Business. Following the acquisition, Dr. Rhines served as President and Chief Executive Officer of Siemens EDA (formerly Mentor Graphics, a Siemens Business), from March 2017 to October 2018, after which he served as its Chief Executive Officer Emeritus until September 2020. Dr. Rhines received a B.S.E. in engineering from the University of Michigan, an M.S. and Ph.D. in materials science and engineering from Stanford University, and a M.B.A. from the Southern Methodist University, Cox School of Business.

Christopher Zegarelli has served as Silvaco’s Chief Financial Officer since September 2025. Prior to joining Silvaco, he served as Senior Vice President Finance at Infineon Technologies AG, a global semiconductor manufacturing company, from October 2023 to September 2025, and as Chief Financial Officer of GaN Systems Inc., a global leader in GaN power semiconductors, from June 2021 until its acquisition by Infineon in October 2023. He served as Chief Financial Officer of Thermal Engineering International Inc. from 2019 to 2021, and as Chief Financial Officer of indie Semiconductor from 2016 to 2019. Mr. Zegarelli has extensive experience in the semiconductor industry, having served in progressively senior roles at Intel Corporation, Qualcomm Incorporated, and Broadcom Inc. Mr. Zegarelli has a B.A. in Russian and International Economics from Middlebury College, and an MBA in Finance and Strategy from the University of Michigan.
Candace Jackson has served as Silvaco’s Senior Vice President, General Counsel and Corporate Secretary since September 2024. Prior to joining Silvaco, she was Deputy General Counsel of global fabless semiconductor design company Synaptics Incorporated from July 2021 to September 2024. She served as Associate General Counsel of aviation company Aerion Corporation from February 2021 until the company wound down its 20-year development operations in June 2021. She was a Senior Associate at the law firm of Mayer Brown LLP from September 2018 to February 2021 and an Associate from June 2015 to March 2016 where she served as securities and corporate governance counsel and led capital raising transactions for public companies of all sizes. From April 2016 through June 2018, she served as Assistant General Counsel at food distribution company US Foods Holding Corp. (NYSE: USFD) where she led the company’s IPO and the exit of its controlling stockholders and established its securities and corporate governance function. Ms. Jackson began her career as a securities and corporate governance lawyer at financial services firm Primerica, Inc. (NYSE: PRI) where she served as Senior Attorney following its spin-out from Citigroup, and as an Associate at law firm Husch Blackwell LLP. Ms. Jackson has a B.A. in Sociology from the University of Michigan, and a J.D. from the Emory University School of Law.

Item 1A. Risk Factors
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
Risks Related to Our Business and Industry
•We operate in highly competitive industries, and if we do not continue to meet our customers' demand for innovative technology at competitive prices, our products may not remain competitive.
•Our operating results are subject to significant fluctuations and, as a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.
•The growth of our business depends primarily on the semiconductor and electronics systems industries.
•Our success depends on sustaining or growing our software license revenue and our maintenance and service revenue, and the failure to increase such revenue could negatively affect our results of operations.
•Our success depends on the interoperability of our software solutions with our customers’ intended use cases and with products and services of other companies, including our competitors.
•We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively affect our operating results.
•Our operating results and revenue could be adversely affected by customer payment delays, customer bankruptcies and defaults, or modifications of license terms.
•The global nature of our operations exposes us to increased risks and compliance obligations.
•We face risks associated with doing business in China.
•Our operations could be disrupted by political and social instability, acts of war, terrorist activity or other similar events, which could adversely affect our business, financial condition, and results of operations.
•Our employees have in the past, and our employees, consultants and third-party providers may in the future engage in misconduct that materially adversely affects us.
•Periodic reorganizations and adjustments to our employee base, including our recent headcount reduction, could temporarily impact productivity and adversely disrupt our sales, and may not.
•Variations in actual sales activity from sales forecasts could adversely affect our business, financial condition and results of operations.
•We may not realize the anticipated benefits of our acquisitions or investments, our business could be disrupted because of acquisitions or investments and, depending on how we finance or fund such acquisitions or investments, we could use significant amounts of cash or incur substantial debt.
Risks Related to Our Technology, Intellectual Property and Information Technology Systems
•If we fail to protect our proprietary technology, our business will be harmed.
•We may not be able to continue to obtain licenses to third-party software and intellectual property on reasonable terms, if at all.
•We may be subject to intellectual property litigation, regardless of success or merit, that could cause us to incur substantial expenses, reduce our sales, and divert the efforts of our management and other personnel.
•If we are unable to protect our proprietary technology and inventions through trade secrets, our competitive position and financial results could be adversely affected.
•Our software licenses contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to deliver our software licenses or subject us to litigation or other actions.
•We may not be successful in our artificial intelligence (“AI”) initiatives, which could adversely affect our business, operating results or financial condition.
Risks Related to Data Privacy and Security
•Cybersecurity threats or other security breaches could compromise sensitive information belonging to us or our customers and could harm our business and our reputation.

•Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security, processing and cross-border transfer of personal information could adversely affect our business, financial condition and results of operations.
Risks Related to Our Status as a Controlled Company
•We are a “controlled company” within the meaning of the rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements.
•The Stockholders Agreement grants the Pesic Family significant rights that may limit your ability to influence matters requiring stockholder approval.
Risks Related to Legal, Regulatory, Accounting and Tax Matters
•Litigation, government investigations or regulatory proceedings could have a material adverse effect on our financial position, results of operations and our stock price.
•We or our directors or officers may be subject to litigation proceedings, which are expensive, could divert management attention, and harm our business.
•Changes in tax laws could adversely affect our business, financial position and results of operations.
Risks Related to the Ownership of Our Common Stock
•Our stock price has been and may continue to be subject to fluctuations.
•We have experienced a material weakness in our internal control over financial reporting in the past, and any future material weakness or failure to maintain effective internal controls could impair our ability to report our financial condition or results of operations accurately and on a timely basis, which may adversely affect investor confidence and the value of our common stock.
•Future sales or issuances of our common stock could cause the price of our common stock to decline.
•If securities analysts or industry analysts downgrade our common stock, publish negative research or reports, or fail to publish reports about our business, our stock price and trading volume could decline.
•We do not intend to pay dividends on our common stock.
General Risk Factors
•Catastrophic events and the effects of climate change, pandemics or other unexpected events may disrupt our business and harm our operating results.
•Uncertainty in the global macroeconomic environment may negatively affect our business, operating results and financial condition.
•We are an “emerging growth company” and a “smaller reporting company” and any decision on our part to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

Risks Related to Our Business and Industry
We operate in highly competitive industries, and if we do not continue to meet our customers' demand for innovative technology at competitive prices, our products may not remain competitive.
We compete against larger companies in the global semiconductor industry, as well as other smaller TCAD, EDA and IP vendors and our customers' internally developed solutions. Many of these competitors have greater name recognition and substantially greater financial, technical, and engineering resources than us. The industries in which we operate are highly competitive, with new competitors entering these markets both domestically and internationally. For example, China has implemented national policies favoring Chinese companies and has formed government-backed investment funds as it seeks to build independent EDA capabilities and compete internationally in the semiconductor industry. The demand for our products and services is dynamic and depends on a number of factors, including our customers’ budgetary constraints.
Technology in these industries evolves rapidly and is characterized by frequent product introductions and improvements as well as changes in industry standards and customer requirements. The adoption of AI technologies has brought new demands and also challenges in terms of disruption to both our business models and existing technology offerings.

In addition, AI-native companies and large technology companies with significant AI capabilities have increasingly sought to enter adjacent software markets, including markets in which we compete, and may be able to leverage their AI expertise, substantial resources and large datasets to develop competing solutions rapidly and at lower cost. Such companies may offer AI-driven alternatives to traditional software solutions that could displace or reduce demand for our products and services. At the same time, our customers and potential customers continue to demand a lower total cost of design, which can lead to the consolidation of their purchases from one vendor or displacement of their purchases by internal development. In order to succeed in this environment, we must successfully meet our customers’ technology requirements and increase the value of our products, while also striving to reduce their overall costs and our own operating costs.
We compete principally on the basis of technology, solution quality and features, license terms, compatibility, reliability, interoperability among products and price and payment terms. Specifically, we believe the following competitive factors affect our success:
■Our ability to anticipate and lead critical development cycles and technological shifts, innovate rapidly and efficiently, and improve our existing software solutions;
■Decisions by semiconductor companies and/or OEMs to develop IP internally, rather than license IP from outside vendors due to strategic changes, enhanced internal capability, budget constraints or excess engineering capacity;
■Our ability to offer products that provide both a high level of integration and a high level of individual product performance;
■Our ability to maintain and improve upon our current research and development;
■The challenges of developing or acquiring technology solutions that meet the rapidly evolving requirements of next-generation design challenges; and
■Our ability to compete on the basis of payment terms.
If we fail to successfully manage any of these competitive factors or fail to address new competitive forces, our business, operating results and financial condition may be adversely affected.
Our operating results are subject to significant fluctuations and, as a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.
Many factors have in the past and may in the future cause our bookings, revenue and net income (loss) to fluctuate, including, among other things:
■Changes in demand for our products and services;
■Product competition in the TCAD, EDA and IP industries;
■Our ability to innovate and introduce new products and services or effectively reallocate resources across our businesses to target the highest growth opportunities and meet customer demand;
■Failures or delays in completing sales due to our lengthy sales cycle, which often includes a substantial customer evaluation and approval process;
■Our ability to implement effective cost control measures and business transformation initiatives, including those related to our workforce;
■Our dependence on a relatively small number of large customers for a large portion of our revenue in a given quarter, and the impact of timing requirements and the value of contract renewals;
■Key customers continuing to renew licenses and purchase additional products from us;
■Changes to the amount, composition and valuation of, and any impairments to or write-offs of, our assets or strategic investments;
■Changes in the mix of our products sold, as increased sales of our products with lower gross margins, may reduce our overall margins; and
■Natural variability in the timing of intellectual property drawdowns, which can be difficult to predict.

Revenue recognition timing may also cause fluctuations, as the majority of our software license revenue is recognized at the start of the license period. Significant portions of our anticipated future revenue, therefore, will likely depend upon our success in attracting new customers or continuing or expanding our relationships with existing customers. However, revenue recognized from licensing arrangements can vary significantly from period to period, depending largely on bookings recorded during a quarter as well as the timing of the receipt of purchase orders, and is difficult to predict. Revenue that we anticipate will be recognized in a given quarter may end up being recognized in subsequent quarters as a result of the timing of the booking, the specifics of the licensing arrangements or other factors. For example, in the third quarter of 2024, we expected to receive a significant purchase order of approximately $5.0 million but the purchase order was not received until the first week of the fourth quarter. As a result, we did not recognize any revenues from that purchase order in the third quarter of 2024.
The timing of revenue recognition is also affected by factors including:
•Cancellations or changes in levels of orders or the mix between upfront products revenue and time-based products revenue;

•Delay of one or more orders for a particular period, particularly orders generating upfront revenue;
•Delay in the completion of professional services projects that require significant modification or customization and are accounted for based on execution milestones; and
•Customer contract amendments or renewals that provide discounts or defer revenue to later periods.

As a result, you should not rely on the results of any prior interim or annual periods, or any historical trends reflected in such results, as indications of our future revenue or operating performance. Fluctuations in our revenue and operating results could cause our stock price to decline and, as a result, you may lose some or all of your investment.
The growth of our business depends primarily on the semiconductor and electronics systems industries.
The growth of our TCAD, EDA and SIP markets is dependent upon the commencement of new design projects by semiconductor and electronics systems companies. The semiconductor and electronics systems industries are cyclical and are characterized by constant and rapid technological change, product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand. The semiconductor and electronics systems industries have also experienced significant downturns in connection with, or in anticipation of, maturing product cycles of both these industries and their customers’ products.
The increasing complexity of designs of semiconductors and electronic systems, and customers’ concerns about managing costs, have previously led to, and in the future, could lead to, a decrease in design starts and design activity in general. For example, in response to this increasing complexity, some customers have chosen to focus on one discrete phase of the design process or opt for less advanced, but less risky, manufacturing processes that may not require new or enhanced design solutions. If growth in the semiconductor and electronics systems industries slows or stalls, then demand for our products and services could decrease and our financial condition and results of operations could be adversely affected.
Our success depends on sustaining or growing our software license revenue and our maintenance and service revenue, and the failure to increase such revenue could negatively affect our results of operations.
Our revenue consists of software license fees, royalties, and maintenance and service fees. Our ability to continue deriving revenue from existing customers requires that we adequately service their needs and provide solutions that drive value. Securing and renewing software licenses may require significant expenditures and engineering resources without assurance of success, and failure to grow software license revenue would likely result in a corresponding decline in maintenance and service revenue. Because of the significant costs associated with qualifying new suppliers, customers tend to use the same or enhanced solutions from existing suppliers across successive products for extended periods; accordingly, failure to win a new customer may foreclose future sales opportunities with that customer for a significant period of time. We may not be able to maintain or expand sales to our significant customers, and customers can stop using our solutions, decline to renew, or terminate their agreements, often with limited notice and little or no penalty. The loss of, or a reduction in sales to, any significant customer, or our inability to attract new significant customers or secure new design wins, could negatively impact our business.
Consolidation among our customers and within the industries in which we operate may negatively impact our operating results.
Consolidation among our customers could lead to fewer customers, increased customer bargaining power or reduced customer spending on software and services. It could also reduce the demand for our software solutions and services if customers streamline research and development or operations.
Reduced customer spending or the loss of customers, particularly large customers, could adversely affect our business, financial position and results of operations. In addition, we and our competitors from time to time acquire businesses and technologies to complement and expand our respective software solutions offerings. If any of our competitors consolidate or acquire businesses and technologies that we do not offer, they may be able to offer a larger technology portfolio, additional support and service capability or lower prices, which could negatively impact our business and results of operations.
Our success depends on the interoperability of our software solutions with our customers’ intended use cases and with products and services of other companies, including our competitors.
The success of our software solutions depends in part on their interoperability with our customers’ intended use cases and with the existing products and services of other companies, including our direct competitors. Our customers’ deployments may use multiple standards or software, which makes such interoperability critical. To the extent that software vendors, including our competitors, perceive that their applications or technologies compete with our software solutions or services, they may withhold cooperation necessary to ensure interoperability, decline to share access to or sell us their proprietary protocols or formats, or otherwise actively limit the compatibility and certification of our software solutions. Competitors may also fail to certify or support, or may cease to certify or support, our software solutions for their systems.

If any of the foregoing occurs, we could lose or fail to increase our market share and experience reduced demand for our services, any of which could negatively impact our business, financial condition and results of operations.
We may have to invest more resources in research and development than anticipated, which could increase our operating expenses and negatively affect our operating results.
We currently devote substantial resources to the research and development of new and enhanced software solutions. However, we may be required to devote more resources than anticipated to address requirements for specific target markets, competitors, technological advances in the semiconductor industry, our acquisitions, our entry into new markets, or other competitive factors. If we are required to invest significantly greater resources than anticipated without a corresponding increase in revenue, our operating results could decline. Additionally, our periodic research and development expenses may be independent of our level of revenue, which could negatively impact our financial results. There can be no guarantee that our research and development investments will result in software solutions that generate additional revenue.
We may also decide to increase our research and development investment to seize customer or market opportunities, which could negatively impact our financial results.
Our operating results and revenue could be adversely affected by customer payment delays, customer bankruptcies and defaults, or modifications of license terms.
Our customers have and may continue to face challenging financial or operating conditions, including due to macroeconomic conditions or catastrophic events, and delay or default on their payment commitments to us, request to modify contract terms, or modify or cancel plans to license our products. Our customers’ inability to fulfill payment commitments, in turn, could adversely affect our revenue, operating expenses and cash flow. Additionally, from time to time our customers seek to renegotiate pre-existing contractual commitments. Payment defaults by our customers or significant reductions in existing contractual commitments could have a material adverse effect on our financial condition and operating results.
The global nature of our operations exposes us to increased risks and compliance obligations.
A significant portion of our revenue comes from outside the United States. During each of the years ended December 31, 2025 and 2024, 63% of our revenue was from international customers. In addition, we have significant non-U.S. operations. This requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects, and ensure intellectual property protection outside of the U.S. Our international operations and sales subject us to a number of increased risks, including:
•Economic slowdowns, recessions or uncertainty in financial markets;
•Uncertain economic, legal and political conditions in China, Europe, the Middle East and other regions where we do business;
•Government trade restrictions, including tariffs, export controls, economic sanctions or other trade barriers, and changes to existing trade arrangements;
•Ineffective or weaker legal protection of intellectual property rights;
•Difficulties in adapting to cultural differences in the conduct of business, which may include business practices in which we are prohibited from engaging by the Foreign Corrupt Practices Act or other anti-corruption laws; and
•Financial risks such as longer payment cycles, changes in currency exchange rates and difficulty in collecting accounts receivable.

Furthermore, if any of the foreign economies in which we do business deteriorate or if we fail to effectively manage our global operations, our business and operating results will be harmed. The complex relationships between China and the United States create inherent risk that political, diplomatic or military events could result in trade disruptions, including tariffs, trade embargoes and export restrictions. A significant trade disruption, export restriction, or the establishment or increase of any trade barrier in any area where we do business could reduce customer demand and cause customers to search for substitute products and services, make our products and services more expensive or unavailable for customers, increase the cost of our products and services, have a negative impact on customer confidence and spending, make our products less competitive, or otherwise have an adverse impact on our backlog, future revenue and profits and our customers’ and suppliers’ business, operating results and financial condition. For example and as described above, the ongoing geopolitical and economic uncertainty between the U.S. and China, the unknown impact of current and future U.S. and Chinese trade regulations, including tariffs, and other geopolitical risks with respect to China and Taiwan may cause disruptions in the markets and industries we serve and our supply chain, decreased demand from customers for products using our solutions or other disruptions, which could, directly or indirectly, materially harm our business, operating results and financial condition.

In response to the U.S. imposing tariffs and trade barriers or taking other actions, other countries, such as China, have in the past and may in the future impose tariffs and trade barriers that could limit our ability to offer our products and services in such jurisdictions. Current and potential customers who are concerned or affected by such tariffs or restrictions may respond by developing their own products or replacing our solutions, including seeking alternatives from foreign competitors or open-source solutions not subject to these restrictions, which would have an adverse effect on our business. In addition, government or customer efforts, attitudes, laws or policies regarding technology independence may lead to non-U.S. customers favoring their domestic technology solutions that could compete with or replace our products, which would also have an adverse effect on our business.
Political instability, changes in government, elections, or destabilizing political developments in or around the major countries and jurisdictions in which we do business have created challenges and an adverse business environment which in turn has impacted our business and financial condition. Worldwide and regional geopolitical tensions and conflicts, including but not limited to China, Hong Kong, Israel, Korea and Taiwan where our customers are located, have resulted in disruptions that have and could continue to impact our international operations and operating strategies, global product demand and sales, access to global markets, hiring, and profitability. If a disaster, war or catastrophic event affects our ability to work with customers in any of these countries, including China, our business could be harmed by a decline in sales, increased contract expense, and substantial time spent on alternative demand generation. As a result of our growing operations in China, these risks could harm our business.
Our global operations are subject to numerous U.S. and foreign laws and regulations such as those related to anti-corruption, tax, corporate governance, imports and exports, government contracts, economic sanctions, financial and other disclosures, privacy and labor relations. These laws and regulations are complex and may have differing or conflicting legal standards, making compliance difficult and costly. In addition, there is uncertainty regarding how proposed, contemplated or future changes to these complex laws and regulations could affect our business. We may incur substantial expense in complying with the new obligations to be imposed by these laws and regulations, and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall. Any violation of these laws and regulations could subject us to, among other things, investigations, fines, enforcement actions, disgorgement of profits, damages, civil or criminal penalties or injunctions, and result in our inability to conduct business in one or more countries. Furthermore, any violation individually or in the aggregate could have a material adverse effect on our operations and financial condition.
The effect of foreign exchange rate fluctuations may adversely impact our revenue, expenses, cash flows and financial condition.
Fluctuations in the exchange rate between the U.S. dollar and other currencies could seriously affect our business, financial condition and results of operations, including due to inflation, devaluations and currency controls. If we price our products and services in a non-U.S. market in the local currency, we receive fewer U.S. dollars when the local currency declines in value relative to the U.S. dollar. If we price in U.S. dollars, a decrease in value of the local currency relative to the U.S. dollar could result in our prices being uncompetitive in that market. On the other hand, when a foreign currency increases in value relative to the U.S. dollar, it takes more U.S. dollars to purchase the same amount of the foreign currency, which increases our operating expenses in that region. Our attempts to reduce the effect of foreign currency fluctuations may be unsuccessful, and exchange rate movements may adversely impact results of operations as expressed in U.S. dollars.
We face risks associated with doing business in China.
During the years ended December 31, 2025 and 2024, 20% and 18% of our revenue was derived from customers in China, respectively. Our operating expenses in China were $4.1 million and $3.4 million, respectively, for the years ended December 31, 2025 and 2024. As a result, the economic, political, legal and social conditions in China could harm our business. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop or license in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:
•The Chinese government exerts substantial influence over the manner in which we must conduct our business activities;
•Restrictions on currency exchange may limit our ability to receive, transfer and use our cash effectively;
•Increased uncertainties related to the protection and enforcement of intellectual property rights, including risk of theft or misappropriation of our products and intellectual property in China, as well as any intellectual property rights that we may license to a Chinese (or other emerging jurisdiction) entity, including any joint ventures we may form;
•Increased uncertainties relating to Chinese regulation of exports of products and technology to and from China;
•Increased and rapidly changing export and related trade regulations including tariffs and restrictions imposed by U.S. and Chinese legislation, executive actions and regulations;

•The Chinese government may favor its local businesses and make it more difficult for foreign businesses to operate in China on an equal footing or create generally difficult conditions for foreign headquartered businesses to operate;
•Increased uncertainties related to the enforcement of contracts with certain parties;
•More restrictive rules on foreign investment could adversely affect our ability to expand our operations in China;
•Geopolitical tensions may lead to increased export sanctions against China or Chinese entities or U.S. companies operating in China or selling products or services into China; and
•Geopolitical changes in China-Taiwan relations could disrupt our operations in China and Taiwan and the operations of companies in China and Taiwan that are our customers, each of which could materially and adversely affect our business and operating results.

Further, the U.S. government has implemented and periodically tightened export controls affecting China. On October 7, 2022, the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”), issued new export controls related to the Chinese semiconductor manufacturing, advanced computing and supercomputer industries. In October 2023 and December 2024, BIS tightened restrictions and compliance burdens on the transfer to China (including Macau) of certain advanced artificial intelligence chips, semiconductors and supercomputing items, software and technology subject to U.S. export controls, in addition to restricting sales to certain semiconductor fab facilities in China and on U.S. persons’ activities in support of the transfer of certain items not subject to U.S. export controls.
On August 9, 2023, President Biden issued an executive order addressing investments by U.S. persons in companies located in China (including Hong Kong and Macau) that engage with certain categories of sensitive technology and products, including semiconductors and microelectronics, quantum information technologies and AI. While there are no currently effective restrictions or notification requirements and further rule-making is needed to implement the executive order, such regulations may impact our customers, our suppliers, or our business with respect to China, though we are unable to assess the extent of any such impact.
In May 2025, the BIS sent letters to certain U.S. developers of EDA tools that export licenses would be required for exporting EDA software to China, although we did not receive such a letter. BIS revoked these export restrictions on July 3, 2025, as part of an agreement intended to ease bilateral trade tensions with China around advanced technologies. Notwithstanding this revocation, future expansions, reinterpretations, or reimposition of export controls targeting EDA software could restrict our ability to license or support software in China.
The complexity and evolving nature of these rules significantly increases our risk of non-compliance, which could result in fines and other penalties. There can be no assurance that current or future regulations and tariffs will not materially adversely affect our business, or that our policies and procedures will effectively prevent violations, including unauthorized diversion of products to sanctioned parties or export of technology to entities on BIS’s Entity List. U.S. restrictions on exports to China may also lead to regulatory retaliation by the Chinese government and further geopolitical tensions. Further escalation of such restrictions may be expanded to cover our current software solutions, and to the extent we are unable to license or provide support to customers in China, our business, revenues and prospects would be adversely affected.
Our operations could be disrupted by political and social instability, acts of war, terrorist activity or other similar events, which could adversely affect our business, financial condition, and results of operations.
Since we operate on a global basis, our operations could also be disrupted by political and social instability, acts of war, terrorist activity or other similar events, which can result in further risks to our employees, service-providers, supply chains and cybersecurity.
For example, the United States and Israel, on the one hand, and Iran and other regional adversaries, including Hezbollah, on the other hand, have engaged in direct military hostilities. While we do not currently consider the regional conflict between the United States and Israel and their adversaries to have had a material impact on our business, the ongoing regional conflict could have a negative impact on the economy and business activity globally, and therefore could adversely affect our results of operations, financial condition and cash flow. During the years ended December 31, 2025, and 2024, we generated $0.6 million and $0.4 million in revenues from customers in the Middle East, respectively. During the years ended December 31, 2025, and 2024, we had no employees in the Middle East, and during the year ended December 31, 2025, we had 99 employees in Egypt.
In addition, in response to Russia’s invasion of Ukraine, the United States and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business and financial organizations. While none of our revenue is derived from Russia or Ukraine, we have employees based in Ukraine and had, prior to the beginning of the conflict, offices in both countries. In response to the ongoing conflict, we closed our office in Moscow, Russia, and our office in Kyiv, Ukraine, has been temporarily closed. Our board of directors has received periodic reports from management regarding the impact of the conflict on us and considered whether such events have had, or are reasonably likely to have, a material impact on us. Unless and until the conflict in Ukraine is stabilized, we do not intend to reopen office locations in either country.

As of December 31, 2025, we had 8 employees, 4 contractors, and 4 interns in Ukraine, all of whom were working remotely. If our employees in Ukraine become subject to a military draft or are unable to work due to the ongoing conflict, the development of our next generation software could be delayed, which could negatively impact our business.
It is not possible to predict the broader consequences of either the Middle Eastern regional conflict or Russia’s invasion of Ukraine, including related geopolitical tensions, and the measures and retaliatory actions taken by the United States, and other countries in respect thereof as well as any counter measures or retaliatory actions by Russia or Belarus in response, including, for example, potential cyberattacks or the disruption of energy exports, which are likely to cause regional instability, geopolitical shifts, and could materially adversely affect global trade, currency exchange rates, regional economies and the global economy. The situation remains uncertain, and while it is difficult to predict the impact of any of the foregoing, the conflict and actions taken in response to either conflict could, but are not presently expected to, materially increase our costs, disrupt our supply chain, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise further adversely affect our business, financial condition, and results of operations.
Our ability to raise additional capital in the future may be limited and could prevent us from executing our growth strategy.
Our ability to operate and expand our business depends on the availability of adequate capital, which in turn depends on cash flow generated by our business and future debt, equity or other applicable financing arrangements. We believe that our cash flow from operations and existing cash and cash equivalents and marketable securities balances will satisfy our anticipated cash requirements for at least the next 12 months. However, we have based this estimate on our current operating plans and expectations, which are subject to change, and cannot assure you that that our existing resources will be sufficient to meet our future liquidity needs. We may require additional capital to respond to business opportunities, challenges, acquisitions or other strategic transactions or unforeseen circumstances. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
•Market acceptance of our SIP, IP deployment solutions, FTCO, and other solutions;
•The need to adapt to changing technologies and technical requirements;
•The existence of opportunities for expansion; and
•Access to and availability of sufficient management, technical, marketing and financial personnel.

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
Our employees have in the past, and our employees, consultants and third-party providers may in the future engage in misconduct that materially adversely affects us.
Our employees have in the past, and our employees, consultants and third-party providers may in the future engage in misconduct that materially and adversely affects us. For example, in 2021, a former U.S. employee impermissibly used our computers and software to write and configure software for another company. Misconduct by these parties could include intentional failures to comply with applicable laws and regulations, report financial information accurately, violate our internal security policies or duties of confidentiality, or disclose unauthorized activities. Any such misconduct could result in loss of proprietary information or trade secrets, legal or regulatory sanctions, and serious harm to our reputation. It is not always possible to identify and deter misconduct, and any precautions we take may not be effective in controlling unknown risks or protecting us from governmental investigations or lawsuits. If any such actions are instituted against us, we could face significant civil, criminal and administrative penalties, substantial costs, loss of proprietary information, reputational harm, and the loss of key employees.
Periodic reorganizations and adjustments to our employee base, including our recent headcount reduction, could temporarily impact productivity and adversely disrupt our sales.
We have recently conducted adjustments to our headcount to better align with our operational needs and financial condition. As a result, we have made reductions to certain segments of our employee base. In the future, we will reorganize and make adjustments to our human capital in response to such factors as management changes, performance issues, market opportunities and other considerations. These changes may result in temporary impacts on our productivity, which could negatively affect bookings and revenue, as well as other metrics, in future quarters. Further, there can be no assurance that we will see the benefits of these reorganizations and adjustments, that we will not need further adjustments in future periods or that the transition issues associated with such reorganizations will not recur.

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
Acquisitions and strategic investments have been an important part of our growth strategy. Over the past several years, we have completed several such acquisitions, including our March 2025 acquisition of a suite of optical proximity correction tools from Cadence Design Systems, Inc., our April 2025 acquisition of Tech-X Corporation and our August 2025 acquisition of Mixel Group, Inc. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. For example, we have in the past and may in the future face challenges associated with the integration and migration of processes, including issue tracking, release procedures and standardization of license models, which can delay introduction of software solutions. We may be unable to successfully integrate previously acquired businesses and technologies or those acquired in the future, which could adversely impact our business, financial condition and results of operations.
Acquisitions and investments involve numerous risks, including:
•The inability to complete the acquisition or investment on commercially acceptable terms;
•The inability to obtain timely approvals from governmental authorities under competition and antitrust laws and the resulting delay in consummating the acquisition;
•The risk that we may have difficulty incorporating the acquired technologies or products with our existing software solutions and maintaining uniform standards, controls, procedures, and policies;
•The risk that we may not realize the anticipated increase in our revenue if a larger than predicted number of customers decline to renew annual leases or software license updates and license support or, if we are unable to sell or license the acquired solutions to our customer base;
•Unforeseen difficulties in legal entity merger integration activities that may result in legal and tax exposures or the loss of anticipated tax benefits;
•Disruption of our ongoing businesses and diversion of management attention;
•The risk that our relationships with current and new employees, customers, partners and distributors could be impaired;
•Difficulties in integrating the acquired entities, products or technologies and overcoming any unforeseen technical problems with the acquired products or technologies;
•Difficulties in operating the acquired business profitably;
•Difficulties in preserving and transitioning important licensing, research and development, and customer, distributor and supplier relationships;
•Difficulties in implementing the appropriate controls and procedures to ensure the acquired entity is in compliance with the Sarbanes-Oxley Act;
•The risk that the acquisition may result in increased litigation or contingencies, including as described in –“Pending or future investigations or litigation could have a material adverse effect on our results of operations and our stock price” below;
•Risks associated with entering lines of business or geographies in which we have no or limited prior experience; and
•Unanticipated costs, expenses or liabilities.

In addition, any future acquisitions or investments may result in:
•Issuances of dilutive equity securities, which may be at a discount to market price;
•Use of significant amounts of cash;
•The incurrence of debt;
•The assumption of significant liabilities;
•Unfavorable financing terms;

•Large one-time expenses; and
•The creation of certain intangible assets, including goodwill, the write-down of which may result in significant charges to earnings.

In addition, our ability to make strategic investments or acquire businesses outside the United States may be limited by restrictions on outbound investments. For example, the U.S. government implemented an outbound investment review mechanism, effective January 2, 2025, which imposes certain notification requirements and prohibitions on investments by U.S. persons in sensitive sectors in China, such as semiconductors, quantum information technologies and artificial intelligence systems. Several other countries have also adopted, or are considering adopting, similar restrictions. These restrictions may prevent us from capitalizing on strategic opportunities that could otherwise benefit our business, and governments may continue to adopt or tighten such restrictions in the future.
If we fail to timely recruit or retain senior management and key employees globally, our business may be harmed.
We are highly dependent upon the ability and experience of our senior executives and our key technical and other management employees, and we do not maintain key person insurance for any of our employees. Although we have employment agreements with certain employees, the loss of these employees, or any of our other key employees, could adversely affect our ability to conduct our operations. In 2025, we experienced a CEO and CFO transition and made, and in the future could make, additional executive leadership changes as part of overall succession plans. Such leadership transitions can be inherently difficult to manage, and an inadequate transition could cause disruption to our business, including our relationships with our employees, customers, suppliers, and business partners, and fluctuations in the price of our stock.
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
We issue equity awards from employee equity plans as a key component of our overall compensation. We face pressure to limit the use of such equity-based compensation due to dilutive effects on stockholders. If we are unable to offer attractive compensation packages in the future, it could limit our ability to attract and retain senior management and key employees.
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
Risks Related to Our Technology, Intellectual Property and Information Technology Systems
If we fail to protect our proprietary technology, our business will be harmed.
Our success depends in part upon protecting our proprietary technology. Our efforts to protect our technology may be costly and unsuccessful. We rely on agreements with customers, employees and other third parties as well as intellectual property laws worldwide to protect our proprietary technology. These agreements may be breached, and we may not have adequate remedies for any breach. Additionally, despite our measures to prevent piracy, other parties may illegally copy or use our products, which could result in lost revenue. Some foreign countries do not currently provide effective legal protection for intellectual property and our ability to prevent the unauthorized use of our products in those countries is therefore limited. Our trade secrets may also be stolen, otherwise become known, or be independently developed by competitors.
From time to time, we may need to commence litigation or other legal proceedings in order to assert claims of infringement of our intellectual property, defend our products from piracy, protect our trade secrets or know-how, or determine the enforceability, scope and validity of the propriety rights of others. Intellectual property litigation is lengthy, expensive and uncertain. Legal fees related to such litigation will increase our operating expenses and may reduce our net income.

If we do not obtain or maintain appropriate patent, copyright or trade secret protection for any reason, or cannot fully defend our intellectual property rights in certain jurisdictions, our business and operating results would be harmed.
Periodic reorganizations and adjustments to our sales force could temporarily impact productivity and adversely disrupt our sales.
Our success depends in part upon protecting our proprietary technology. Our efforts to protect our technology may be costly and unsuccessful. We rely on agreements with customers, employees and other third parties as well as intellectual property laws worldwide to protect our proprietary technology. These agreements may be breached, and we may not have adequate remedies for any breach. Additionally, despite our measures to prevent piracy, other parties may illegally copy or use our products, which could result in lost revenue. Some foreign countries do not currently provide effective legal protection for intellectual property and our ability to prevent the unauthorized use of our products in those countries is therefore limited. Our trade secrets may also be stolen, otherwise become known, or be independently developed by competitors.
From time to time, we may need to commence litigation or other legal proceedings in order to assert claims of infringement of our intellectual property, defend our products from piracy, protect our trade secrets or know-how, or determine the enforceability, scope and validity of the propriety rights of others. Intellectual property litigation is lengthy, expensive and uncertain. Legal fees related to such litigation will increase our operating expenses and may reduce our net income.
If we do not obtain or maintain appropriate patent, copyright or trade secret protection for any reason, or cannot fully defend our intellectual property rights in certain jurisdictions, our business and operating results would be harmed.
Our technology is subject to the threat of piracy, unauthorized copying and other forms of intellectual property infringement.
We regard our technology as proprietary and take measures to protect it from infringement. Piracy and unauthorized copying of our technology may become persistent and difficult to police. The laws of some countries in which our products are distributed do not protect our intellectual property rights to the same extent as U.S. law, or are poorly enforced, making legal protection of our rights ineffective in such countries. Despite our enforcement efforts, we have in the past and may in the future experience piracy, including through the proliferation of technology designed to circumvent the protection measures used by us or our business partners.
We may not be able to continue to obtain licenses to third-party software and intellectual property on reasonable terms, if at all.
We license third-party software and other intellectual property for use in research and development and, in several instances, inclusion in our products. Our rights to use such licensed software and intellectual property are subject to the continuation of and compliance with the terms of those licenses. We have and may in the future be in breach of a license, which may lead to termination of rights granted to us. Our third-party licenses may need to be renegotiated or renewed from time to time, or we may need to obtain new licenses in the future. Some licenses may also be terminated by the counterparty for convenience with limited notice. Third parties may stop supporting their technology, become insolvent, or be acquired by our competitors. If we are unable to obtain licenses to third-party software and intellectual property on reasonable terms or at all, we may not be able to sell the affected products, our customers’ use of the licenses may be interrupted, or our software solutions development processes and professional services offerings may be disrupted, which could harm our financial results, our customers, and our reputation. The inclusion of third-party intellectual property in our software solutions can also subject us and our customers to intellectual property infringement claims, and infringement claims may require us to use significant resources and may divert management's attention.
We may be subject to intellectual property litigation, regardless of success or merit, that could cause us to incur substantial expenses, reduce our sales, and divert the efforts of our management and other personnel.
The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Intellectual property infringement and misappropriation claims, including contractual defense reimbursement obligations related to third-party claims against our customers, regardless of merit, could consume valuable management time, result in costly litigation or cause product shipment delays, all of which could seriously harm our business, financial condition and results of operations. From time to time, we receive communications from third parties that allege that our software solutions or technologies infringe their copyright, patent or other intellectual property rights.
Intellectual property claims could compel us to do one or more of the following:
•Pay damages (including the potential for treble damages), license fees or royalties (including royalties for past periods);
•Stop licensing products or providing services that use the challenged intellectual property and potentially refund customers;
•Obtain a license to sell or use the relevant technology, which license may not be available on reasonable terms;
•Redesign the challenged technology, which could be time consuming and costly, or impossible; or
•Indemnity or provide technical support and information to a customer that is involved in litigation involving use of our technology.

If we were compelled to take any of these actions, our reputation, business, financial condition and results of operations might suffer.
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
Some of our software licenses contain software modules licensed under “open source” licenses, and we expect to continue incorporating such open source software in the future. Open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or code quality, and the public availability of such software may make it easier for others to compromise our products. Certain open source licenses require us to make available source code for modifications or derivative works, or to grant licenses to our intellectual property. If we combine our proprietary software with open source software in a manner that triggers such requirements, we could be required to publicly release our proprietary source code—enabling competitors to create similar offerings with lower development effort—or expend substantial time and resources to re-engineer our software. Additionally, some open source projects have vulnerabilities and architectural instabilities and are provided without warranties or services to supply patched versions, which, if not properly addressed, could negatively affect the performance of our products. Although we have processes to monitor and manage our use of open source software, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products. We and our customers could also be subject to lawsuits by parties claiming ownership of what we believe to be open source software, and the licensors of such software provide no warranties or indemnities with respect to such claims. If we are held to have breached an open source software license, we could be required to incur significant legal expenses, pay substantial damages, be enjoined from licensing our software, seek costly third-party licenses, re-engineer our software, or make our proprietary code generally available in source code form, any of which would adversely affect our business, financial condition and results of operations.

Product errors or defects could expose us to liability and harm our reputation, and we could lose market share.
Software products frequently contain errors or defects, especially when first introduced, when new versions are released, or when integrated with technologies developed by acquired companies. Product errors, including those resulting from third-party suppliers, could affect the performance or interoperability of our products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance or perception of our products. In recent years, customers have requested, and may in the future request, compensation alleging product bugs or defects, and we cannot assure you that we will be able to resolve these matters. In addition, any allegations of manufacturability issues resulting from use of our IP products could, even if untrue, adversely affect our reputation and our customers’ willingness to license IP products from us. Any such errors or delays in releasing new products or new versions of products or allegations of unsatisfactory performance could cause us to lose customers, increase our service costs, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, operating results and financial condition.
We may not be successful in our artificial intelligence (“AI”) initiatives, which could adversely affect our business, operating results or financial condition.
We have developed an AI-based solution named Fab Technology Co-Optimization (FTCO). While this AI initiative, as well as any other AI initiatives we develop, can present significant benefits, the AI landscape is rapidly evolving and may create risks and challenges for our business. If we fail to develop and timely offer products with AI features, if such products fail to meet our customers’ demands, if these products fail to operate as expected, or if our competitors incorporate AI into their products more quickly or more successfully than we do, we may experience brand or reputational harm and lose our competitive position, our products may become obsolete, and our business, operating results or financial condition could be adversely affected.
While AI technology may drive future growth in the semiconductor and electronics industries as well as our business, worldwide markets for AI-enabled products may not develop in the manner or time periods we anticipate, or at all. Even if the demand for AI-enabled products develops in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ needs to develop products, we may miss a significant opportunity and our business, operating results and financial condition could be materially and adversely affected. In addition, because the markets for AI-related software solutions are still emerging, demand for these products may be unpredictable and may vary significantly from one period to another.
The technologies underlying AI and its uses are expected to be subject to new laws and regulations or new applications of existing laws and regulations, including in the areas of intellectual property, privacy, data protection and cybersecurity, among others. In addition, unfavorable developments with evolving laws and regulations affecting AI-related products may limit global adoption, impede our strategy and negatively impact our long-term expectations in this area. For example, there is significant uncertainty in the U.S. courts as to how AI technologies affect IP ownership, including copyright protections, and the use of AI-related technology in the development of our products or implementation of AI features in our products could expose us or our customers to claims of copyright infringement or misappropriation. We may not be able to anticipate how to respond to or comply with these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. The cost of complying with such frameworks could be significant and may increase our operating expenses. Because AI technology is highly complex and rapidly developing, it is not possible to predict all legal, operational or technological risks that may arise relating to the use of AI.
Risks Related to Data Privacy and Security
Cybersecurity threats or other security breaches could compromise sensitive information belonging to us or our customers and could harm our business and our reputation.
We store sensitive data, including intellectual property, our proprietary business information and that of our customers and partners, and personal information, in our data centers, on our networks or on the cloud. In addition, our operations depend upon our information technology (“IT”) systems. We maintain a variety of information security policies, procedures, and controls to protect our business and proprietary information, prevent data loss and other security breaches and incidents, keep our IT systems operational and reduce the impact of a security breach or incident, but these security measures cannot provide and have not provided absolute security. In the normal course of business, our systems are and have been the target of malicious cyberattack attempts and have been and may be subject to compromise due to employee error, malfeasance or other disruptions that have and could result in unauthorized disclosure or loss of sensitive information. To date, we have not identified material cyber security incidents or incurred any material expenses with any incidents. However, any breach or compromise could adversely impact our business and operations, expose us or our customers to litigation, investigations, loss of data, increase costs, or result in loss of customer confidence and damage to our reputation, any of which could adversely affect our business and our ability to sell our products and services.

Industry incidences of cyberattacks and other cybersecurity breaches have increased and are likely to continue to increase. We are using an increasing number of third-party software solutions, including cloud-based solutions, which increase potential threat vectors, such as by exploitation of misconfigurations or vulnerabilities. We also use third-party vendors that provide software or hardware, have access to our network, or store sensitive data, and these third parties are subject to their own cybersecurity threats. We require vendors to use appropriate security measures to prevent unauthorized use or disclosure of our data, as well as other safeguards. Despite these measures, there is no guarantee that a compromise of our third-party vendors will not occur and in turn result in a compromise of our own IT systems or data. In addition, if we select a vendor that uses cloud storage as part of their service or product offerings, our proprietary information could be misappropriated by third parties despite our attempts to validate the security of such services. Many employees continue to work remotely based on a hybrid work model, which magnifies the importance of maintaining the integrity of our remote access security measures. We also periodically acquire new businesses with less mature security programs, and it takes significant time, effort and expense to align security practices to meet our information security policies, procedures and controls. During these times, we may also experience increased incidences of cyberattacks or other security breaches.
The techniques used to obtain unauthorized access to networks or to sabotage systems of companies such as ours change frequently, increasingly leverage technologies such as AI, and generally are not recognized until launched against a target. We may be unable to anticipate these emerging techniques, react in a timely manner, or implement adequate preventative measures, or we may not have sufficient logging available to fully investigate the incident. Our security measures vary in maturity across the business and may be and have been circumvented. For example, we have identified instances where employees have used non-approved applications for business purposes, some of which do not meet our security standards. Any security breach of our own or a third-party vendor’s systems could cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our business and our ability to sell our products and services.
Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security, processing and cross-border transfer of personal information could adversely affect our business, financial condition and results of operations.
In connection with running our business, we receive, store, use and otherwise process personal information, including from and about actual and prospective customers and users, as well as our employees and business contacts. We are therefore subject to a variety of federal, state and foreign laws, regulations and other requirements relating to the privacy, security and handling of personal information. For example, the EU/UK General Data Protection Regulation, the California Consumer Privacy Act and related laws in other jurisdictions require us to adhere to certain disclosure restrictions and deletion obligations with respect to the Personal Information of their residents, and allow for penalties for violations and, in some cases, a private right of action. These laws also impose transparency and other obligations with respect to personal information of their respective residents and provide residents with similar rights with respect to their personal information. We have invested, and continue to invest, human and technology resources in our efforts to comply with such requirements that may be time-intensive and costly.
The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application, or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents. In addition, some such requirements place restrictions on our ability to process personal information across our business or across country borders.
It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes or change our handling of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to privacy, security and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our reputation, business, financial condition and results of operations could be materially adversely affected.
Risks Related to Our Status as a Controlled Company
We are a “controlled company” within the meaning of the rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements.

As of December 31, 2025, Ms. Ngai-Pesic and the members of her immediate family (the “Pesic Family”) collectively own more than 59.4% of our total outstanding common stock. As a result of the Pesic Family collectively holding more than 50% of the voting power of our company, we are a “controlled company” within the meaning of the Nasdaq listing rules. Therefore, we are not required to comply with certain corporate governance rules that would otherwise apply to us as a listed company on Nasdaq, including the requirements that (i) we have a majority of independent directors on our board of directors; (ii) the compensation of our executive officers be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected or recommended for our board be approved either by a majority of the independent directors or a nominating committee comprised solely of independent directors.
Following the IPO, we utilized the exemptions described in clauses (ii) and (iii) above and may continue utilizing some or all of the exemptions described above for as long as we remain a controlled company. As a result, we may not have a majority of independent directors and our nominating and corporate governance committee and compensation committee may not consist entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
The Stockholders Agreement grants the Pesic Family significant rights that may limit your ability to influence matters requiring stockholder approval.
Pursuant to the Stockholders Agreement, dated April 12, 2024, among us and the Pesic Family, for so long as the Pesic Family owns in the aggregate at least 25% of the voting power of our then outstanding capital stock, our amended and restated certificate of incorporation provides that the prior written approval or consent of the Pesic Family is required for us to (i) implement any amendments to our amended and restated certificate of incorporation or bylaws that would adversely affect the Pesic Family’s rights thereunder, (ii) effect or consummate a change of control or approve another merger, consolidation, business combination, sale or acquisition that results in changes in the rights and privileges of holders of equity securities, and (iii) effect the liquidation or dissolution or winding up of our business operations. Additionally, the Stockholders Agreement provides that the Pesic Family has the ability to designate up to four nominees for our board of directors and one non-voting board observer, depending on ownership levels. The Pesic Family are not prohibited from selling a controlling interest in us to a third party and may do so without the approval of other stockholders and without providing for a purchase of shares of common stock held by other stockholders. Accordingly, the shares of common stock held by other stockholders may be worth less than they would be if the Pesic Family did not maintain voting control over us.
The interests of the Pesic Family could conflict with or differ from the interests of other stockholders. For example, the concentration of ownership held by the Pesic Family could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination that other stockholders may otherwise view favorably. So long as the Pesic Family continue to beneficially own a significant amount of our equity, even if such amount is less than 50%, they may continue to be able to strongly influence or effectively control our decisions.
Our inability to resolve any disputes that arise between us and Ms. Ngai-Pesic, or other members of the Pesic Family, with respect to our past, future and ongoing relationships may adversely affect our operating results.
We lease several office facilities from entities controlled by Ms. Ngai-Pesic, pursuant to which we recorded a rent expense of $0.5 million and $0.5 million during the years ended December 31, 2025 and 2024, respectively. Because we are controlled by the Pesic Family, we may not have the leverage to negotiate extensions or amendments to our agreements on terms as favorable to us compared to those we would negotiate with an unaffiliated third party. See Note 10 to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
More generally, disputes may arise between the Pesic Family, us, members of our board of directors and management. We may not be able to resolve any potential disputes, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.
Risks Related to Legal, Regulatory, Accounting and Tax Matters
We are subject to anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.

We are subject to anti-corruption, anti-bribery, anti-money laundering, and similar laws in the United States and other countries in which we conduct activities, including the U.S.. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act, the USA PATRIOT Act, and the United Kingdom Bribery Act 2010. We use third parties, including intermediaries and partners, to support sales of our products, and we may be held liable for the corrupt or other illegal activities of these third-party intermediaries and partners, our employees, representatives, contractors, and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures intended to address compliance with these laws, we cannot assure you that all of our employees, representatives, contractors, partners, agents, intermediaries or other third parties have not taken, or will not take, actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, disgorgement of profits, significant fines, and other adverse consequences that could harm our reputation, business, operating results and financial condition. Any investigations, actions or sanctions could harm our reputation, business, operating results and financial condition.
We are subject to governmental export and import controls and sanctions, laws and regulations that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we do not comply with applicable laws and regulations.
Our software solutions and technology are subject to export control and import laws and regulations of applicable jurisdictions, including U.S. export controls and sanctions. These laws and regulations may limit our ability to export our software solutions and technology or may require export authorizations and conditions prior to export. In addition, various countries regulate the imports of certain products. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges, as well as reputational harm.
Complying with export control and sanctions laws and regulations can be time-consuming and result in the loss of sales opportunities. We have taken precautions to ensure compliance with such laws and regulations, but our software solutions and technology have nonetheless been, and could still in the future be, provided in violation of such laws. Between August 2019 and June 2022, we filed various voluntary disclosures with BIS regarding potential violations of U.S. export control laws and regulations, specifically, the export of our licenses to certain parties designated on BIS’s Entity List and Unverified List, and the export of certain software modules without a license which was required at the time of the transaction but that were declassified by BIS in October 2020 to a lesser controlled export classification, meaning that such software generally no longer requires an export license. In April 2025, BIS issued a warning letter in response to the previously-filed voluntary self-disclosures, reserving the right to take future enforcement action should additional information warrant renewed attention. In July and October 2022 and January 2023, we also filed voluntary disclosures with the Office of Foreign Assets Control (“OFAC”) regarding potential violations of OFAC sanctions programs, specifically the download of certain Company software modules by users in U.S. embargoed countries. In October 2023, we also filed voluntary disclosures with OFAC regarding certain banking transactions made by our third-party service provider in Russia on our behalf, through a bank that was sanctioned by OFAC. In July 2024, OFAC issued a cautionary letter regarding the sanctions matters, reserving the right to take future enforcement action should additional information warrant renewed attention. If either BIS or OFAC chooses to bring an enforcement action against us in relation to any potential violations in the future, such actions could result in the imposition of significant penalties against us.
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
Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also affect our customers’ use of our software solutions and technology and our ability to export our software solutions and technology to existing or potential customers. This would likely adversely affect our business, financial condition and results of operations.
Litigation, government investigations or regulatory proceedings could have a material adverse effect on our financial position, results of operations and our stock price.
We are involved in various investigations, claims and legal proceedings from time to time that arise in the ordinary course of our business activities, which are and can be related to intellectual property, indemnification, mergers and acquisitions, licensing, contracts, customers, products, distribution and other commercial arrangements and employee relations matters. For example, we previously commenced legal proceedings against certain of our customers to protect our intellectual property rights and may do so again in the future, which could result in resentment within our customer base and adversely affect our business, financial condition and results of operations. Other active proceedings include customary audit activities by various taxing authorities and legal proceedings.
We or our directors or officers may be subject to litigation proceedings, which are expensive, could divert management attention, and harm our business.

As a public company, we are vulnerable to securities class action litigation, particularly following periods of stock price volatility or announcements. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products. If we were to receive an unfavorable ruling on a matter, our business and operating results could be materially harmed. Additionally, securities litigation can be expensive to defend, result in substantial judgments or settlements, divert management and board attention from business operations, and harm our reputation.
Our directors and officers may also be involved in litigation in their capacities with us or other public companies. Even if we successfully defend against such claims, the costs and distraction can be significant. We cannot predict the outcome of any litigation, and adverse rulings could materially harm our financial condition and results of operations.
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
In the United States, the Tax Cuts and Jobs Act enacted in 2017, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, the Inflation Reduction Act enacted in 2022, and the One Big Beautiful Bill Act enacted in 2025 made many significant changes to U.S. tax laws. Due to the potential for changes in tax laws and regulations or changes in the interpretation thereof (including regulations and interpretations pertaining to recent tax reform in the United States), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations, uncertainties regarding the geographic mix of earnings in any particular period and other factors, our estimates of our effective tax rate and our income tax assets and liabilities may be incorrect and our financial statements could be adversely affected. The impact of these factors may be substantially different from period-to-period.
Risks Related to the Ownership of Our Common Stock
Our stock price has been and may continue to be subject to fluctuations.

Our stock price is subject to changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock, our credit ratings and other factors beyond our control including macroeconomic factors. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business or security of our products, can cause changes in our stock price. In addition to these factors and industry and general economic and political conditions, our stock price may be adversely impacted by announcements related to financial results or forecasts that fail to meet or are inconsistent with earlier projections or the expectations of our securities analysts or investors, announcements of new products or acquisitions of new technologies by us, or by other companies, including our competitors or our customers, or announcements of acquisitions, major transactions, litigation developments or management changes. A significant drop in our stock price could expose us to the risk of securities class action lawsuits, stockholder derivative lawsuits or other actions by stockholders, which may result in substantial costs and divert management’s attention and resources, which may adversely affect our business.
We have experienced a material weakness in our internal control over financial reporting in the past, and any future material weakness or failure to maintain effective internal controls could impair our ability to report our financial condition or results of operations accurately and on a timely basis, which may adversely affect investor confidence and the value of our common stock.
As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act, which requires that we maintain effective internal control over financial reporting and disclosure controls and procedures. Section 404(a) requires that we include a management report on our internal controls beginning with the annual report for our fiscal year ending December 31, 2025. We will also be required to comply with the auditor attestation requirements of Section 404(b) following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” or the date we are no longer an “emerging growth company,” as defined in the JOBS Act.
We have in the past identified material weaknesses in our internal control over financial reporting (“ICFR”). Although we have remediated this deficiency, we may discover additional material weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.
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
Our common stock has been trading on a national securities exchange for less than 2 years. An active market in our common stock may not be sustainable or liquid enough for you to sell your shares, especially given the concentration of outstanding shares. If an active market for our common stock is not sustained, holders of our common stock may not be able to liquidate their investment or resell their shares at favorable prices, or at all. An inactive trading market may also impair our ability to raise capital by selling shares of our common stock and enter into strategic partnerships or acquire other complementary products, technologies or businesses by using shares of our common stock as consideration. Furthermore, there can be no guarantee that we will continue to satisfy the continued listing standards of Nasdaq. If we fail to satisfy the continued listing standards, we could be delisted, which would negatively impact the value and liquidity of your investment.
Future sales or issuances of our common stock could cause the price of our common stock to decline.
The market price of our common stock could decline as a result of substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale, or the perception in the market that such sales could occur. We may issue additional common stock, preferred stock, convertible securities or other equity or equity linked securities in the future. We also expect to issue common stock to our employees, directors and other service providers pursuant to our equity incentive plans. Such issuances will be dilutive to investors and could cause the price of our common stock to decline, and new investors in such issuances could also receive rights senior to those of holders of our common stock.
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
We do not intend to pay dividends on our common stock.
We do not anticipate declaring or paying any dividends for the foreseeable future as we currently anticipate retaining future earnings for the development, operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and subject to, among other things, our revenues and earnings, capital requirements and general financial condition at the time. Any return to stockholders will therefore be limited to the increase, if any, in our stock price.
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
Our charter and bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware (or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware) shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, our certificate of incorporation, or our bylaws; (iv) any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or our bylaws; or (v) any action asserting a claim against us governed by the internal affairs doctrine. If any such action is filed in a court other than a court located within the State of Delaware, or a Foreign Action, in the name of any stockholder, that stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce our choice of forum, or an Enforcement Action, and (y) having service of process made upon such stockholder in any such Enforcement Action by service upon such stockholder’s counsel in the Foreign Action as agent for such stockholder, in each case, to the fullest extent permitted by law. Our charter and bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
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
General Risk Factors
Catastrophic events and the effects of climate change, pandemics or other unexpected events may disrupt our business and harm our operating results.

Due to the global nature of our business, our operating results may be negatively impacted by catastrophic events and the effects of climate change, pandemics or other unexpected events throughout the world. We rely on a global network of infrastructure applications, enterprise applications and technology systems for our development, marketing, operational, support and sales activities. A disruption or failure of these systems in the event of a major earthquake, fire, extreme temperatures, drought, flood, telecommunications failure, cybersecurity attack, terrorist attack, epidemic or pandemic, or other catastrophic or climate change-related events could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders. In particular, our sales and infrastructure are vulnerable to regional or worldwide health conditions, including the effects of the outbreak of contagious diseases, such as the government-imposed restrictions that curtailed global economic activity and caused substantial volatility in global financial markets during the COVID-19 pandemic. Moreover, our corporate headquarters, a significant portion of our research and development activities, our data centers, and certain other critical business operations are located in California, near major earthquake faults and sites of recent wildfires, which may become more frequent, along with other extreme weather events, due to climate change. A catastrophic event or other extreme weather event that results in the destruction or disruption of our data centers or our critical business or IT systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.
Uncertainty in the global macroeconomic environment may negatively affect our business, operating results and financial condition.
The current macroeconomic environment reflects the effects of, among other things, changes in U.S. and global trade policy, including tariffs enacted by the U.S. and other governments, sustained global inflationary pressures, elevated interest rates, potential economic slowdowns or recessions, supply chain disruptions, geopolitical pressures and fluctuations in foreign exchange rates. This uncertain macroeconomic environment has resulted in volatility in credit, equity and foreign currency markets and has led some of our customers to postpone their decision-making, decrease their spending or delay their payments to us.
If these macroeconomic uncertainties persist or if economic conditions deteriorate, the global economy, including the semiconductor and electronics industries that are core customers for our products, could see their growth slow or fail to grow at all. Adverse economic conditions affect demand for devices that our products help create, such as the ICs incorporated in personal computers, smartphones, automobiles and servers. Reduced demand for these or other products could result in reduced demand for our design solutions and significant decreases in our average selling prices and product sales over time.
Uncertain macroeconomic conditions could also adversely affect the banking and financial services industry and result in bank failures or credit downgrades of the banks we rely on for credit and banking transactions and deposit services. A deterioration of conditions in worldwide credit markets could limit our ability to obtain external financing to fund our operations, capital expenditures or acquisitions. In addition, difficult economic conditions may result in a higher rate of losses on our accounts receivable due to credit defaults. Any of the foregoing could adversely affect our business, operating results and financial condition.
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
We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded to emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock, and the market price of our common stock may be more volatile.
We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) in which the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we become a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last day of our then-most recently completed second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Our SVP, Global Operations, Brian Bradburn, is responsible for monitoring the prevention, mitigation, detection, and remediation of cybersecurity incidents and reports the same to the Audit Committee of the Board each quarter. Mr. Bradburn has over 10 years of experience as an information technology professional and reports to the Chief Executive Officer. The Audit Committee has been delegated the responsibility for fulfilling the Board’s oversight responsibilities regarding cybersecurity risk.
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
Item 2. Properties
Our principal executive office is located in a leased facility in Santa Clara, California, consisting of approximately 11,118 square feet of office space under a lease that expires in April 2028. This facility accommodates our principal engineering, sales, marketing, operations, finance, and administrative activities. In addition to our principal facility, we lease office space in Colorado and Georgia within the United States. Internationally, we lease office facilities in China, Egypt, France, Japan, Korea, Singapore, Taiwan, the United Kingdom and Vietnam. We believe that our facilities are generally sufficient to meet our current needs and that, if we require additional space, we will be able to obtain additional facilities on commercially reasonable terms.
Item 3. Legal Proceedings
We are party to various litigation matters and claims arising from time-to-time in the ordinary course of business. For more information regarding our current legal proceedings, see Note 16 of our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K and Item 1A. Risk Factors.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information on Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol "SVCO". As of March 09, 2026, there were 7 holder of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these holders of record.
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
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included in Part II, Item 8 of this Annual Report on Form 10-K. This discussion and other parts of this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K. Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
We are a provider of technology computer aided design software (“TCAD”), electronic data automation software (“EDA”), and semiconductor intellectual property (“SIP”). Our solutions are used by engineers to optimize semiconductor manufacturing processes and efficiently bring semiconductor products to market. Our differentiated solutions enable our customers to increase productivity, accelerate time-to-market and reduce development and manufacturing costs. Our customers include semiconductor manufacturers and systems companies that design and manufacture products containing semiconductors. Semiconductors are at the heart of innovation in many industries, including AI, display, power devices, automotive, memory, hyperscale and cloud computing, Internet of Things (“IoT”), telecommunications and many more.
Our TCAD solutions are used in the semiconductor industry to model and optimize manufacturing processes and device performance. This includes foundational TCAD software and more advanced artificial intelligence (“AI”) machine learning (“ML”) for process development, called Fab Technology Co-Optimization (“FTCOTM”). We are a pioneer in the leverage of AI to redefine manufacturing process development in partnership with customers.
Our EDA software is used by semiconductor companies to design, simulate, and verify semiconductors. Our EDA products include SPICE modelling and simulation, parasitic extraction and reduction, standard cell generation and optical proximity correction.
Our SIP portfolio includes a range of products, including foundation technology, such as standard cells and memory compilers, as well as a suite of interface technologies. Our SIP portfolio benefited from recent acquisitions, most notably Mixel Group, Inc. (“Mixel”), which is positioned for growth as we roll out Mixel’s quality processes to the rest of the organization.
Our customers include foundries, integrated device manufacturers (“IDMs”) and fabless semiconductor companies. Our go-to-market strategy centers on selling software solutions and associated maintenance and services. Our software solutions accounted for 68% and 74% of our revenue for the years ended December 31, 2025 and 2024, respectively, and associated maintenance and services accounted for 32% and 26% of our revenue for the years ended December 31, 2025 and 2024, respectively.
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
On April 29, 2025, we consummated a stock purchase agreement with the shareholders of Tech-X Corporation (“Tech-X”), pursuant to which we acquired all of the outstanding shares of Tech-X for an aggregate purchase price of $8.2 million. The purchase consideration consisted of (i) $4.1 million in cash, (ii) 457,666 shares of the Company’s common stock with a fair value of $2.4 million on the closing date, and (iii) contingent consideration, with a maximum payout of $2.0 million, and with an estimated fair value of $1.7 million, payable in cash upon the achievement of specified technical milestones through December 2026. In February 2026, the Company amended the form of payment of the contingent consideration and post-closing net working capital adjustments to be payable in shares of the Company’s common stock. The Company also extended the date through which contingent consideration can be earned to July 2027.
On August 1, 2025, we consummated a stock purchase agreement with the shareholders of Mixel Group, Inc. (“Mixel”), pursuant to which we agreed to acquire all of the outstanding shares of Mixel for an aggregate purchase price of $22.5 million, which includes (i) $19.7 million in cash and (ii) 643,617 shares of the Company’s common stock with a fair value of $2.8 million on the closing date.
Key Factors Affecting our Results of Operations and Future Performance
Current Economic Conditions
Because of our global operations, our business is subject to economic downturns in the countries in which we do business, volatility in exchange rates, changes in interest rates, evolving trade control regulations and geopolitical conflicts.
We have been impacted by the expansion of trade control laws and regulations, including the broadening of the list of Chinese technology companies on the U.S. Department of Commerce Bureau of Industry and Security “entity list.” We expect the impact of these expanded trade controls on our business to be limited.
We also monitor geopolitical conflicts around the world, including the conflict in Ukraine and conflicts in the Middle East. To date, these conflicts have not materially impacted our business.
For additional information on the potential impact of macroeconomic conditions on our business, see Part I, Item 1A, “Risk Factors.”
Cost Reduction Initiatives
In October 2025, we began implementing targeted cost-savings initiatives intended to streamline our organizational structure, improve execution, and enhance stockholder value (the “Restructuring Plan”). The Restructuring Plan includes a voluntary early retirement program, a voluntary exit program, an involuntary reduction in force, and certain planned site closures. During the year ended December 31, 2025, we incurred pre-tax charges of $1.3 million for severance, termination benefits, and site closures. The majority of impacted employees were affected in the year ended December 31, 2025. We anticipate these initiatives will result in significant annualized operating expense reductions.
Relationships with Our Existing Customers
Building long-term relationships with our existing customer base is critical in driving renewals for our licenses and overall revenue growth. We have a global sales force that also advises fabrication facility managers and the next generation of chip designers on the benefits of our design tools. Most of our customers enter into multi-year software license agreements for a fixed price including a multi-year software license and maintenance and services.
When we renew contracts with our customers, we may increase our bookings by selling them additional or new software or SIP. Over time, we expect that existing customers will choose to upgrade and/or purchase additional products. Our ability to continue to generate sales from our existing customers and to expand those relationships is dependent on our ability to continue to offer software solutions that our existing customers demand. Any failure to continue to generate sales with our existing customers or expand our product and service offerings with our existing customers may have an adverse effect on our revenue and results of operations.
We enter into standard software licensing agreements with our customers. Pursuant to these agreements, we grant our customers a non-exclusive, non-transferable, limited license, without the right to sublicense, to execute, use and operate certain software. Each party has the right to terminate the software license agreement under certain circumstances, in which event the customer will be required to remove, delete and return all software, related documentation and confidential information furnished under the license agreement.

Our Ability to Expand Our Product Offerings
To meet the increasing complexity of semiconductor designs, the introduction of new advanced materials, and the increased costs associated with more advanced semiconductor technology nodes, we need to continually enhance our product offerings through our own in-house research and development efforts, acquisitions, or strategic partnerships with third parties. The in-house development of new product offerings or enhancements to our existing product offerings requires significant research and development activities and time and may or may not result in offerings we can successfully market and sell to customers. For example, we have developed an AI-based solution named Fab Technology Co-Optimization or FTCOTM for wafer level fabrication facilities. FTCO utilizes manufacturing data to perform statistical and physics-based machine learning software simulations to create a computer model of a wafer, which we call the “digital twin” of the wafer, in order to simulate the fabrication of wafers. We may also seek to acquire companies or assets for products or solutions which we believe are complementary to our existing products or solutions. Additionally, we currently, and have in the past, and may in the future, partner with third parties to expand our product offerings to our customers. If in the future, we enter into additional licensing agreements with other third parties and are unable to extend the term of those licensing arrangements, we will experience an associated decline in revenue relating to those products.
Our Ability to Expand into New Markets and Applications and Expansion of our Existing Markets
We believe that trends in the global EDA software market, including growth in the integrated circuits and electronics manufacturing markets, growing complexity of semiconductor and photonics designs, and increasing challenges associated with advanced materials and shrinking process technology nodes across the EDA market, will increase the demand for our software solutions over time, which will have a direct impact on our future revenues and results of operations. In response to this increase in complexity and new challenges facing designers, we have increased investments in our research and development for new software product offerings. For example, our research and development expenses were 47% and 35% of revenue for the years ended December 31, 2025 and 2024, respectively. We plan to continue to invest in our software solutions to establish and expand a leadership position in our target markets. We also plan to use our research and development efforts to continue to cater to strategic customer needs.
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
Our revenue is derived principally from software licensing, customization and related maintenance and services, which are generally accounted for as separate performance obligations with differing revenue recognition patterns. Arrangements with both software licenses and customization services are accounted for as a combined performance obligation.
Software License Revenue
Revenue from software licenses is classified as software license revenue. Software license revenue is recognized upfront upon delivery of the licensed software. Revenue associated with the license of the Company’s SIP is classified as software license revenue and recognized as revenue (i) upfront upon delivery of the standard SIP license, or (ii) over time, when customization services are combined with the SIP license, as specific contractual milestones are met and incremental functionality is delivered to the customer.
Maintenance and Service Revenue
Maintenance and service revenue, which consists of both post-contract support ("PCS") for software licenses and support services for SIP licenses, is recognized ratably over the term of the contract period. Professional services revenue, which is classified as maintenance and service revenue, is recognized based on when the Company delivers the related service pursuant to the terms of the arrangement.
We also recognized an immaterial portion of our revenue from device characterization and modeling services for the years ended December 31, 2025 and 2024. Revenue is recognized upon the completion of the requested services and, as applicable, satisfaction of customer acceptance terms. Revenue from these services is classified as maintenance and service revenue.
Cost of Revenue and Gross Profit
Cost of revenue consists of personnel costs comprised of salaries and benefits for employees directly involved in our customer support function, such as customer support engineering salary and benefits, costs of our other customer services, allocation of overhead and facility costs, amortization of acquired intangible assets, and royalties. Historically, we have not recognized stock-based compensation expense, but after the consummation of the IPO during the year ended December 31, 2024, we recognized $3.0 million of stock-based compensation expense in cost of revenue. We recognized $1.3 million of stock-based compensation expense in cost of revenue during the year ended December 31, 2025. We also recognized $1.0 million and $0.7 million of amortization associated with our acquired intangible assets in cost of revenue during the years ended December 31, 2025 and 2024, respectively. See Note 13 and Note 8 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for further discussion. Gross profit represents revenue less cost of revenue.
Operating Expenses
Our operating expenses consist of research and development, selling and marketing, general and administrative, and litigation settlement. Related personnel costs are the most significant component of our operating expenses and consist of salaries, benefits, stock-based compensation expense, bonuses and commissions. Our operating expenses also include consulting costs, costs of facilities, information technology, depreciation and amortization. We expect our operating expenses to fluctuate as a percentage of revenue over time. Historically, we have not recognized stock-based compensation expense, but after the consummation of the IPO during the year ended December 31, 2024, we recognized an aggregate of $23.9 million of stock-based compensation expense in operating expenses. During the year ended December 31, 2025, we recognized $9.5 million in total stock-based compensation expense. The year over year decrease was primarily due to stock-based compensation expense recorded during 2024 in connection with our IPO. See Note 13 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for further discussion.
The following table summarizes stock-based compensation expense:

	Year Ended December 31,
	2025	2024

Research and development	$2,708	$5,091
Selling and marketing	1,722	4,319
General and administrative	5,066	14,531
	$9,496	$23,941
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
Litigation Settlement
In May 2025, Silvaco and two of our principal stockholders and members of our board of directors (the “Co-Defendants”) agreed to a settlement (the “Settlement Agreement”) in connection with litigation brought by the former shareholders of Nangate, Inc. (“Nangate”) and a third cross-complainant (together, the “Nangate Parties”). The $32.5 million settlement (the “Settlement Payment”) consists of $16.0 million payable on June 18, 2025, $4.1 million payable on August 15, 2025, $4.1 million payable on November 14, 2025 and a final payment of $8.3 million payable on February 13, 2026. Following the execution of the Settlement Agreement, Silvaco and the Co-Defendants also executed an apportionment agreement pursuant to which the Co-Defendants agreed to bear 25% of the Settlement Payment, with Silvaco bearing the remaining 75%. During the year ended December 31, 2025, we made the payments of $24.3 million on behalf of Silvaco and the Co-Defendants, which included $8.1 million contributed by the Co-Defendants in accordance with the apportionment agreement. We recorded a litigation settlement expense of $13.1 million and $11.3 million during the years ended December 31, 2025 and 2024, respectively, related to the Settlement Agreement. As of December 31, 2025, our remaining liability under the Settlement Agreement was $8.3 million, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. See Note 10 and Note 16 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for further discussion.
Restructuring Expense
Restructuring expense consists of severance and other personnel costs, including stock-based compensation expense, facility closures and other costs associated with exit and disposal activities.
Loss on Debt Extinguishment
Loss on debt extinguishment includes losses incurred related to the extinguishment of our note purchase agreement with Micron Technology Inc. (the “Micron Note”) and our loan facility with East West Bank (the “East West Bank Loan”). See Note 12 of our consolidated financial statements for further discussion.

Interest Income
Interest income includes interest income earned on our cash and cash equivalents and marketable securities balances and accretion of the purchase discounts on our marketable securities balances.
Interest Expense and Other Income (Expense), Net
Interest expense and other income (expense), net includes interest expense associated with cost of borrowings, leases or interest-bearing agreements, foreign exchange gains and losses and changes in the fair value of contingent consideration associated with legacy acquisitions.
Income Tax (Benefit) Provision
Income tax (benefit) provision is our estimate of current tax benefit or expense incurred from the consolidated results of operations globally.
Results of Operations
The following table sets forth our results of operations:

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue:
Software license revenue	$42,885	$43,991
Maintenance and service	20,179	15,689
Total revenue	63,064	59,680
Cost of revenue	13,694	12,042
Gross profit	49,370	47,638
Operating expenses:
Research and development	29,858	20,740
Selling and marketing	18,310	18,300
General and administrative	34,028	37,571
Litigation settlement	13,069	11,306
Total operating expenses	95,265	87,917
Operating loss	(45,895)	(40,279)
Loss on debt extinguishment	—	(718)
Interest income	1,947	2,976
Interest expense and other income (expense), net	(697)	(899)
Loss before income tax provision	(44,645)	(38,920)
Income tax (benefit) provision	(3,439)	484
Net loss	$(41,206)	$(39,404)

The following table summarizes our results of operations as a percentage of total revenue:

	Year Ended December 31,
	2025	2024

Revenue:
Software license revenue	68%	74%
Maintenance and service	32%	26%
Total revenue	100%	100%
Cost of revenue	22%	20%
Gross margin	78%	80%
Operating expenses:
Research and development	47%	35%
Selling and marketing	29%	31%
General and administrative	54%	63%
Litigation settlement	21%	19%
Total operating expenses	151%	147%
Operating loss	(73)%	(67)%
Loss on debt extinguishment	—%	(1)%
Interest income	3%	5%
Interest expense and other income (expense), net	(1)%	(2)%
Loss before income tax provision	(71)%	(65)%
Income tax (benefit) provision	(5)%	1%
Net loss	(65)%	(66)%

Comparison of the Years Ended December 31, 2025 and 2024
In March, April, and August 2025, we acquired the OPC Business, Tech-X, and Mixel, respectively. Accordingly, the results of operations of the OPC Business, Tech-X, and Mixel have been included in our consolidated financial statements since their respective acquisition dates.
Revenue

	Year Ended December 31,
	2025	2024
	(in thousands)
Revenue:
Software license revenue	$42,885	$43,991
Maintenance and service	20,179	15,689
Total revenue	$63,064	$59,680

Total revenue increased by $3.4 million, or 6%, to $63.1 million for the year ended December 31, 2025 from $59.7 million for the year ended December 31, 2024. Revenue associated with our EDA tools and IP sales increased by $8.8 million and $4.8 million, respectively. This increase was partially offset by revenue associated with our TCAD tools which decreased by $10.2 million. Software license revenue decreased by $1.1 million, or 3%, to $42.9 million for the year ended December 31, 2025 from $44.0 million for the year ended December 31, 2024. Maintenance and service revenue increased by $4.5 million, or 29%, to $20.2 million for the year ended December, 2025 from $15.7 million for the year ended December 31, 2024.

Gross Profit and Cost of Revenue

	Year Ended December 31,
	2025	2024
	(in thousands)
Total revenue	$63,064	$59,680
Cost of revenue	13,694	12,042
Gross profit	$49,370	$47,638
Gross profit margin	78%	80%

The increase in gross profit of $1.7 million, or 4%, for the year ended December 31, 2025 compared to the year ended December 31,2024, was primarily due to a $3.4 million increase in revenue, partially offset by a $1.7 million increase in cost of revenue. Cost of revenue during the year ended December 31, 2025 reflects a $2.7 million increase in employee compensation and benefits resulting from increased headcount and a $0.2 million increase in amortization expense associated with our license agreement to sell SIP developed in partnership with NXP Semiconductors Netherlands B.V. (“NXP”), partially offset by a $1.7 million decrease in stock-based compensation expense. Gross profit margin decreased to 78% for the year ended December 31, 2025 from 80% for the year ended December 31, 2024 primarily due to an increase in employee compensation and benefits resulting from increased headcount and an increase in amortization expense.
Operating Expenses

	Year Ending December 31,
	2025	2024
	(in thousands)
Operating expenses
Research and development	$29,858	$20,740
Selling and marketing	18,310	18,300
General and administrative	34,028	37,571
Litigation settlement	13,069	$11,306
Total operating expenses	$95,265	$87,917

Research and Development Expenses
The increase in research and development expenses of $9.1 million, or 44%, for the year ended December 31, 2025 compared to the year ended December 31,2024, was primarily due to a $7.5 million increase in employee compensation and benefits driven by increased headcount, merit increases, and the related payroll taxes, a $1.1 million increase in software maintenance, a $1.5 million increase in professional services, a $0.5 million increase in facility expenses due to recent acquisitions and a $0.2 million increase in amortization expense of acquired intangible assets, which was partially offset by a decrease in stock-based compensation expense of $2.4 million.
Selling and Marketing Expenses
Selling and marketing expenses remained flat for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a $2.7 million increase in employee compensation and benefits in the current year, resulting from increased headcount, merit increases, and the related payroll taxes, offset by a $2.6 million decrease in stock-based compensation expense and a $0.1 million decrease in travel and marketing expense.
General and Administrative Expenses
The decrease in general and administrative expenses of $3.5 million, or 9% for the year ended December 31, 2025 compared to the year ended December 31, 2024, was primarily due to a decrease in stock-based compensation expense of $9.5 million, partially offset by a $1.7 million increase in employee compensation from increased headcount, merit increases, severance and the related payroll taxes, a $1.6 million increase in amortization expense of acquired intangible assets, a $1.0 million increase in legal and professional fees, $0.6 million of executive severance costs, a $0.5 million increase in software maintenance expense, and a $0.1 million increase in facility expenses.
Litigation Settlement
Litigation settlement was $13.1 million and $11.3 million for the years ended December 31, 2025 and 2024, respectively. See Note 10 and Note 16 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for further discussion.

Restructuring expense
Restructuring expense was $1.3 million for the year ended December 31, 2025, of which $0.7 million, $0.4 million and $0.2 million were recognized in research and development, selling and marketing, and general and administrative expenses, respectively. We did not have restructuring expenses for the year ended December 31, 2024. See Note 5 and Note 13 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for further discussion.
Loss on debt extinguishment
On May 13, 2024, the senior subordinated convertible promissory note (the “Micron Note”) between us and Micron Technology, Inc. (“Micron”) was converted into 294,217 shares of our common stock in connection with the consummation of the IPO. As a result, $5.6 million was recognized in additional paid-in capital and we recognized a loss on debt extinguishment of $0.6 million during the year ended December 31, 2024. We also recognized a loss on debt extinguishment of $0.1 million associated with the settlement of our loan facility with East West Bank during the year ended December 31, 2024. See Note 12 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for further discussion.
Interest Income
Interest income reflects interest earned and accretion on our cash and cash equivalents and marketable securities.The decrease in interest income for the year ended December 31, 2025 compared to year ended December 31, 2024 was due to lower average balances of marketable securities.
Interest Expense and Other Income (Expense), Net
Interest expense and other income (expense), net, was expense of $0.7 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively. The decrease in interest expense and other income (expense), net, for the year ended December 31, 2025 was primarily due to an decrease in foreign exchange losses and lower average debt and financing obligation balances.
Income Tax (Benefit) Provision
Income tax (benefit) provision was a benefit of $3.4 million and provision of $0.5 million for the years ended December 31, 2025 and 2024, respectively. See Note 14 of our consolidated financial statements in Item 8 in this Annual Report on Form 10-K for further discussion.

Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from payments from our customers, borrowings from a principal stockholder and other lenders, and the net proceeds from the sale of our common stock in the IPO. Our primary sources of liquidity are cash, cash equivalents and marketable securities including cash generated from operations. As of December 31, 2025, we had $10.0 million in cash, cash equivalents and short-term marketable securities, of which $5.5 million was held by our foreign subsidiaries.
On April 11, 2024, we amended and restated our license agreement with NXP, pursuant to which we recorded an associated vendor financing obligation. The vendor financing obligation was $3.2 million as of December 31, 2025. We determined that the vendor financing obligation had an imputed interest rate of 9%, which is reflective of our borrowing rate with similar terms to that of the license agreement.
On April 16, 2024, we entered into a note purchase agreement with Micron, a customer of the Company, pursuant to which we issued the Micron Note in the principal amount of $5.0 million. The Micron Note accrued interest at a rate of 8% per annum with principal and interest due upon maturity three years after the date of issuance. On May 13, 2024, the Micron Note was converted into 294,217 shares of our common stock in connection with the completion of the IPO.
On May 13, 2024, we sold 6,000,000 shares of common stock in the IPO at a price to the public of $19.00 per share. The gross proceeds from the IPO were $114.0 million, with $106.0 million funded to us after deducting underwriting discounts and commissions of $8.0 million.
We believe our cash and cash equivalents, restricted cash and marketable securities balances will be sufficient to meet our expected working capital needs, capital expenditures, financial commitments and other liquidity requirements associated with our existing operations for at least the next 12 months. We currently have no committed sources of capital.

If our cash and cash equivalents and marketable securities including cash generated from operating activities are not sufficient to satisfy our liquidity requirements, we may be required to seek additional financing. If we raise additional funds by issuing equity securities or convertible debt securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all. See “Risk Factors—Risks Related to Our Business and Industry—Our ability to raise additional capital in the future may be limited and could prevent us from executing our growth strategy” in Item 1A in Part 1 in this Annual Report on Form 10-K for further discussion
As of December 31, 2025, $11.0 million, or 64%, of our cash and cash equivalents and restricted cash was maintained with one financial institution, where our current deposits are in excess of federally insured limits. Past macroeconomic conditions have resulted in the actual or perceived financial distress of many financial institutions, including the failures of Silicon Valley Bank, Signature Bank and First Republic Bank and the UBS takeover of Credit Suisse. If the financial institutions with whom we do business were to become distressed or placed into receivership, we may be unable to access the cash we have on deposit with such institutions. If we are unable to access our cash as needed, our financial position and ability to operate our business could be adversely affected.
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated.

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash provided by (used in):
Net cash used in operating activities	$(33,906)	$(19,774)
Net cash provided by (used in) investing activities	33,723	(66,535)
Net cash (used in) provided by financing activities	(2,214)	101,301
Effect of exchange rate changes	49	193
Net (decrease) increase in cash	$(2,348)	$15,185

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
Net cash used in operating activities for the year ended December 31, 2025, was $33.9 million compared to $19.8 million of net cash used in operating activities for the year ended December 31, 2024. The $14.1 million increase in net cash used in operating activities reflects a $1.8 million increase in net loss, $16.1 million paid for the litigation settlement, and a decrease of $11.9 million in the non-cash effects of stock-based compensation expense, provision for credit losses, litigation settlement, loss on debt extinguishment, change in fair value of contingent consideration, depreciation and amortization, loss on fixed asset disposal, and the accretion of discount on marketable securities. The use of cash was partially offset by a $15.7 million increase in net working capital, primarily due to changes in accrued expenses and other current liabilities, accounts receivable and contract assets.
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2025 was $33.7 million compared to use of $66.5 million for the year ended December 31, 2024. Cash provided by investing activities during the year ended December 31, 2025 includes $34.9 million from maturities in marketable securities and $32.3 million from sales of marketable securities, partially offset by use of $32.9 million in business acquisitions. Net cash used in investing activities for the year ended December 31, 2024 includes $99.6 million in purchases of marketable securities, partially offset by $33.6 million provided by maturities in marketable securities.

Financing Activities
Net cash used in financing activities for the year ended December 31, 2025, was $2.2 million, compared to net cash provided by financing activities of $101.3 million for the year ended December 31, 2024. Net cash used during the year ended December 31, 2025 includes payroll taxes related to shares withheld from employees of $1.8 million and payments on our vendor financing obligation of $1.3 million, which was partially offset by $0.9 million in proceeds from issuance of common stock for share-based awards. During the year ended December 31, 2024, we received $106.0 million in net proceeds from our IPO, $4.9 million in net proceeds from the Micron Note, and $4.3 million from our drawdown on the East West Bank Loan, which were partially offset by the $4.3 million repayment of the East West Bank Loan, payment of $2.6 million related to deferred transaction costs incurred in connection with our IPO, the $2.0 million repayment of the line of credit with a principle shareholder, and $0.6 million of payments for our vendor financing obligation.
Effects of Exchange Rate Fluctuations on Cash
The effects of exchange rate fluctuations on cash were $49 thousand and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

Contractual Obligations
Our financial commitments for contractual obligations as of December 31, 2025, include operating leases, vendor financing obligation, contingent consideration, and litigation settlement. See Note 10, Note 12, Note 16 and Note 18 of our consolidated financial statements for further discussion.
Litigation Settlement
In May 2025, the parties entered into the Settlement Agreement pursuant to which the Company and the Co-Defendants agreed to pay the Nangate Parties’ an aggregate amount of $32.5 million in full resolution of all claims. In September 2025, the U.S. Court of Appeals for the Ninth Circuit reversed the fraud and breach of contract verdicts, and the parties dismissed all claims. In connection with the litigation, the Company recorded a litigation settlement expense of $13.1 million and $11.3 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company’s remaining liability under the Settlement Agreement was $8.3 million, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. See Note 10 and Note 16 of our consolidated financial statements for further discussion.
Off-Balance Sheet Arrangements
As of December 31, 2025, we maintained an irrevocable standby letter of credit issued in connection with the Settlement Agreement. The letter of credit, secured with East West Bank on May 17, 2025, is scheduled to expire on June 30, 2026, unless drawn upon or renewed. As of December 31, 2025, no amounts had been drawn under the letter of credit. See Note 10 and Note 16 of our consolidated financial statements for further discussion.
Critical Accounting Policies and Significant Judgments and Estimates
Our consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.
The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below. See Note 2 of our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for a description of our other significant accounting policies.
Revenue Recognition
Our revenue is derived principally from software licensing, customization and related maintenance and service, which are generally accounted for as separate performance obligations with differing revenue recognition patterns. Arrangements with both software licenses and customization services are accounted for as a combined performance obligation.
We recognize revenue pursuant to Accounting Standard Codification Topic 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of the promised good or service to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for such software or service. To achieve this objective we apply a five-step approach: (1) identify the contract(s) with a customer, (2) identify the performance obligations within the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when, or as, each performance obligation is satisfied.
Revenue from software licenses is classified as software license revenue. Software license revenue is recognized upfront upon delivery of the licensed software. Typically, our software solution is licensed with post-contract support ("PCS"), which includes unspecified technical enhancements and customer support. The PCS is classified as maintenance and service revenue and is recognized ratably over the term of the contract period, as we satisfy the PCS performance obligation over time.
We also offer standard SIP licenses, which provide customers with access to SoC design intellectual property (“IP”) that meet established industry standards. Standard SIP licenses offered by us are ready to use upon delivery. No modification is required in order for the customer to receive value for use in their integrated circuit designs. We also offer SIP licenses that require customization in accordance with the customer’s specifications. Revenue associated with the license of our SIP is classified as software license revenue and recognized as revenue (i) upfront upon delivery of the standard SIP license, or (ii) over time, when customization services are combined with the SIP license, as specific contractual milestones are met and incremental functionality is delivered to the customer. We do not offer SIP licenses without support. The support service for SIP licenses is classified as maintenance and service revenue and is recognized ratably over the term of the support period.
Under certain SIP license agreements, we also derive revenue through royalties from customers who agree to pay usage-based fees to embed our SIP into their own SoCs. Royalties are generally recognized as revenue during the period in which the customer sells its solutions which incorporate our SIP license.

In connection with our SIP license that was developed in partnership with a third party vendor, we have entered into various renewable license agreements under which we have the right to sell the technology we license from the third party vendor. When we license this particular SIP to a customer, we generally act as a principal to the transaction because we control the promised SIP that we deliver to the customer. Consistent with our role as a principal, we recognize SIP revenue on a gross basis. Royalty costs are reported in cost of revenue upon delivery pursuant to the terms and conditions of our contractual obligations with the licensors.
We also recognized an immaterial portion of our revenue from device characterization and modeling services for the years ended December 31, 2025 and 2024. Revenue is recognized upon the completion of the requested services and, as applicable, satisfaction of customer acceptance terms. Revenue from these services is classified as maintenance and service revenue.
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
Business Combination
To determine whether transactions should be accounted for as acquisitions of assets or business combinations, we make certain judgments, which include assessment of the inputs, processes, and outputs associated with the acquired set of activities. If we determine that substantially all of the fair value of gross assets included in a transaction is concentrated in a single asset (or a group of similar assets), the assets will not represent a business. To be considered a business, the assets in a transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs.

We allocate the fair value of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The fair values of intangible assets are determined utilizing information available near the acquisition date based on expectations and assumptions that are deemed reasonable by management. Given the considerable judgment involved in determining fair values, we typically obtain assistance from third-party valuation specialists for significant items. Any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions that existed as of the acquisition date becomes available.
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
No indicators of impairment or impairment charges were identified or recorded to goodwill or other intangible assets during the fiscal years ended December 31, 2025 and 2024.
Stock-Based Compensation
We account for stock-based compensation in accordance with Accounting Standard Codification Topic 718, Compensation - Stock Compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of actual forfeitures. For stock-based payment awards that contain performance criteria, stock-based compensation expense is recorded when the achievement of the performance condition is considered probable of achievement and is recorded on a straight-line basis over the requisite service period. If such performance criteria are not met, no compensation expense is recognized and any recognized compensation expense is reversed. For awards with market and service conditions, we recognize stock-based compensation on a straight-line basis for all awards for which the service conditions are met, regardless of whether the market condition is achieved.
Prior to the IPO, we had not recorded stock-based compensation expense, as the restricted stock units (“RSUs”) granted under the 2014 Plan carry both a “time-based vesting requirement” and a “liquidity event vesting requirement,” with the satisfaction of the “liquidity event vesting requirement”, an improbable contingency until the consummation of our IPO on May 13, 2024. See Note 13 to our consolidated financial statements in Item 8 on this Annual Report on Form 10-K for additional information.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data
SILVACO GROUP, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Silvaco Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Silvaco Group, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of loss, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Baker Tilly US, LLP
San Jose, California
March 12, 2026

We have served as the Company’s auditor since 2021.
1

SILVACO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except share and par value amounts)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$9,008	$19,606
Restricted cash	8,250	—
Accounts receivable, net	9,710	9,211
Current marketable securities	1,018	63,071
Contract assets, net	13,362	11,932
Prepaid expenses and other current assets	4,728	3,460
Total current assets	46,076	107,280
Non-current assets:
Non-current marketable securities	—	4,785
Property and equipment, net	1,525	865
Operating lease right-of-use assets, net	3,114	1,711
Intangible assets, net	26,027	4,369
Goodwill	30,070	9,026
Non-current portion of contract assets	14,272	12,611
Other assets	1,558	1,698
Total non-current assets	76,566	35,065
Total assets	$122,642	$142,345
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,483	$3,316
Accrued expenses and other current liabilities	19,397	19,801
Accrued income taxes	2,486	1,668
Operating lease liabilities, current	1,121	744
Deferred revenue, current	10,751	7,497
Vendor financing obligation, current	1,165	1,462
Total current liabilities	38,403	34,488
Non-current liabilities:
Deferred revenue, non-current	5,157	3,593
Operating lease liabilities, non-current	1,961	946
Vendor financing obligation, non-current	2,038	2,928
Other non-current liabilities	94	307
Total liabilities	47,653	42,262
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock $0.0001 par value: 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock,$0.0001 par value: 500,000,000 shares authorized; 30,948,403 and 28,526,615 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3	3
Additional paid-in capital	146,136	130,360
Accumulated deficit	(69,218)	(28,012)
Accumulated other comprehensive loss	(1,932)	(2,268)
Total stockholders' equity	74,989	100,083
Total liabilities and stockholders' equity	$122,642	$142,345

The accompanying notes are an integral part of these consolidated financial statements.
2

SILVACO GROUP, INC.
CONSOLIDATED STATEMENTS OF LOSS
(in thousands except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue:
Software license revenue	$42,885	$43,991
Maintenance and service	20,179	15,689
Total revenue	63,064	59,680
Cost of revenue	13,694	12,042
Gross profit	49,370	47,638
Operating expenses:
Research and development	29,858	20,740
Selling and marketing	18,310	18,300
General and administrative	34,028	37,571
Litigation settlement	13,069	11,306
Total operating expenses	95,265	87,917
Operating loss	(45,895)	(40,279)
Loss on debt extinguishment	—	(718)
Interest income	1,947	2,976
Interest expense and other income (expense), net	(697)	(899)
Loss before income tax provision	(44,645)	(38,920)
Income tax (benefit) provision	(3,439)	484
Net loss	$(41,206)	$(39,404)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.39)	$(1.53)
Weighted average shares used in computing per share amounts:
Basic and diluted	29,741,263	25,672,845

The accompanying notes are an integral part of these consolidated financial statements.
3

SILVACO GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(41,206)	$(39,404)
Other comprehensive income (loss):
Foreign currency translation adjustments	476	(417)
Unrealized gain (loss) on marketable securities	(140)	141
Comprehensive loss	$(40,870)	$(39,680)

The accompanying notes are an integral part of these consolidated financial statements.
4

SILVACO GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands except share amounts)

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2023	20,000,000	$2	$—	$11,392	$(1,992)	$9,402
Issuance of common stock in connection with initial public offering, net of underwriting fees and commissions and net of deferred transaction costs of $3,299	6,000,000	1	102,721	—	—	102,722
Conversion of Micron Note into common stock	294,217	—	5,589	—	—	5,589
Issuance of common stock for share-based award plans	2,959,580	—	315	—	—	315
Tax withholding on restricted stock unit settlements	(727,182)	—	(4,575)	—	—	(4,575)
Stock-based compensation expense	—	—	26,310	—	—	26,310
Other comprehensive loss	—	—	—	—	(276)	(276)
Net loss for the year	—	—	—	(39,404)	—	(39,404)
Balance, December 31, 2024	28,526,615	$3	$130,360	$(28,012)	$(2,268)	$100,083
Issuance of common stock in a business combination	1,101,283	—	5,266	—	—	5,266
Issuance of common stock for share-based award plans	1,697,194	—	899	—	—	899
Tax withholding on restricted stock unit settlements	(376,689)	—	(1,806)	—	—	(1,806)
Stock-based compensation expense	—	—	11,417	—	—	11,417
Other comprehensive income	—	—	—	—	336	336
Net loss	—	—	—	(41,206)	—	(41,206)
Balance, December 31, 2025	30,948,403	$3	$146,136	$(69,218)	$(1,932)	$74,989

The accompanying notes are an integral part of these consolidated financial statements.
5

SILVACO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
6

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(41,206)	$(39,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,470	1,285
Stock-based compensation expense	10,813	26,915
Loss on fixed asset disposal	38	—
Provision for credit losses	(80)	351
Accretion of discount on marketable securities, net	(490)	(1,685)
Litigation settlement	13,069	11,306
Loss on debt extinguishment	—	718
Change in fair value of contingent consideration	94	(27)
Changes in operating assets and liabilities:
Accounts receivable	2,288	(5,971)
Contract assets	(2,667)	(10,293)
Prepaid expense and other current assets	(164)	(790)
Other assets	1,281	57
Accounts payable	(781)	1,326
Accrued expenses and other current liabilities	(27,626)	(2,160)
Related party funding of litigation settlement	8,125	—
Accrued income taxes	817	74
Deferred revenue	1,508	(1,585)
Other non-current liabilities	(2,395)	109
Net cash used in operating activities	(33,906)	(19,774)
Cash flows from investing activities:
Purchases of marketable securities	—	(99,630)
Sales of marketable securities	32,288	—
Maturities of marketable securities	34,900	33,600
Proceeds from fixed asset disposal	32	—
Purchases of property and equipment	(618)	(505)
Acquisition of businesses	(32,879)	—
Net cash provided by (used in) investing activities	33,723	(66,535)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting fees	—	106,020
Proceeds from issuance of convertible note, net of debt issuance costs	—	4,852
Proceeds from loan facility	—	4,250
Repayment of loan facility	—	(4,250)
Repayment of related party line of credit	—	(2,000)
Proceeds from issuance of common stock for share-based awards	899	315
Payroll taxes related to shares withheld from employees	(1,808)	(4,575)
Deferred transaction costs	—	(2,649)
Contingent consideration	(46)	(74)
Payments of vendor financing obligation	(1,259)	(588)
Net cash (used in) provided by financing activities	(2,214)	101,301
Effect of exchange rate fluctuations on cash, cash equivalents and restricted cash	49	193
Net (decrease) increase in cash and cash equivalents	(2,348)	15,185
Cash, cash equivalents and restricted cash, beginning of period	19,606	4,421
Cash, cash equivalents and restricted cash, end of period	$17,258	$19,606
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	9,008	19,606
Restricted cash	8,250	—
Total cash, cash equivalents and restricted cash	$17,258	$19,606
Supplemental disclosures of cash flow information:
Income taxes paid	$550	$625
Interest paid	$359	$498
Noncash investing and financing activities:
Right of use assets obtained in exchange for lease obligations	$2,400	$607
Fair value of common stock issued in acquisition of businesses	$5,267	$—
Issuance of equity upon Micron Note conversion	$—	$5,589
Financial obligation incurred upon purchase of NXP IP	$—	$4,979

The accompanying notes are an integral part of these consolidated financial statements.
7

SILVACO GROUP, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2025 and 2024
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

2. Summary of Significant Accounting and Reporting Policies
Basis of presentation and consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles and include the accounts of Silvaco and all of the Company's wholly owned subsidiaries with operations in North America, Europe, Asia, Africa, and South America. All intercompany transactions and balances have been eliminated upon consolidation.
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
Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the amounts of revenue and expenses during the reported periods. The Company’s most significant estimates relate to revenue recognition and the valuation of goodwill and other intangible assets. Other uses of estimates include, but are not limited to, current expected credit losses for accounts receivable and contract assets, stock-based compensation expense, contingent consideration, derivative valuations, uncertain tax positions, legal contingencies and income taxes. Actual results could differ from those estimates.
Revenue recognition
The Company's revenue is derived principally from software licensing, customization and related maintenance and service, which are generally accounted for as separate performance obligations with differing revenue recognition patterns. Arrangements with both software licenses and customization services are accounted for as a combined performance obligation.
The Company recognizes revenue pursuant to Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of the promised good or service to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for such software or service. To achieve this objective, the Company applies a five-step approach: (1) identify the contract(s) with a customer, (2) identify the performance obligations within the contract, (3) determine the transaction price, (4) allocate the transaction price to the separate performance obligations and (5) recognize revenue when, or as, each performance obligation is satisfied.
8

Revenue from software licenses is classified as software license revenue. Software license revenue is recognized upfront upon delivery of the licensed software. Typically, the Company's software solution is licensed with post-contract support ("PCS"), which includes unspecified technical enhancements and customer support. The PCS is classified as maintenance and service revenue and is recognized ratably over the contract period, as the Company satisfies the PCS performance obligation over time.
The Company also offers standard SIP licenses, which provide the customer with access to SoC design intellectual property (“IP”) that meets established industry standards. Standard SIP licenses offered by the Company are ready to use upon delivery. No modification is required in order for the customer to receive value for use in their integrated circuit designs. The Company also offers SIP licenses that require customization in accordance with the customer’s specifications. Revenue associated with the license of the Company’s SIP is classified as software license revenue and recognized as revenue (i) upfront upon delivery of the standard SIP license, or (ii) over time when customization services are combined with the SIP license, as specific contractual milestones are met and incremental functionality is delivered to the customer. The Company does not offer SIP licenses without support. Support services for SIP licenses are classified as maintenance and service revenue and are recognized ratably over the term of the support period.
Under certain SIP license agreements, the Company also derives revenue through royalties from customers who agree to pay usage-based fees to embed the Company's licensed software into their own software offerings. Royalties are generally recognized as revenue during the period in which the customer sells its solutions which incorporate the Company’s SIP license.
In connection with the Company’s SIP licenses that was developed in partnership with a third party vendor, Silvaco has entered into various renewable license agreements under which the Company has the right to sell the technology it licenses from the third party vendor. When the Company licenses this particular SIP to a customer, it generally acts as a principal to the transaction because the Company controls the promised SIP that it delivers to the customer. Consistent with its role as principal, the Company recognizes SIP revenue on a gross basis. Royalty costs are reported in cost of revenue upon delivery pursuant to the terms and conditions of the Company’s contractual obligations with the licensors.
The Company recognized an immaterial portion of its revenue from device characterization and modeling services for the years ended December 31, 2025 and 2024. Revenue is recognized upon the completion of the requested services and, as applicable, satisfaction of customer acceptance terms. Revenue from these services is classified as maintenance and service revenue.
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
9

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
Sales commissions
Sales commissions associated with multi-year contracts for new term-based licenses are deferred, capitalized, and amortized over an estimated customer life of five years. Capitalized sales commissions are included in prepaid expenses and other current assets and other assets on the Company's consolidated balance sheets. Amortization of sales commissions is included in selling and marketing expenses on the Company's consolidated statements of loss. The Company applies a practical expedient to expense sales commissions as incurred when the amortization period would have been one year or less. During the years ended December 31, 2025 and 2024, the Company capitalized sales commissions of $0.4 million and $0.9 million, respectively. Amortization of sales commissions during each of the years ended December 31, 2025 and 2024 was $0.9 million.
Cash and cash equivalents
Cash and cash equivalents consist of bank deposits and highly liquid investments in marketable securities with original maturities of three months or less at the time of purchase. The Company’s cash and cash equivalents as of December 31, 2025 and 2024 consisted of bank deposits, money market funds, and U.S. treasury securities with a fair value of $9.0 million and $19.6 million, respectively.
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
Business Combination
To determine whether transactions should be accounted for as acquisitions of assets or business combinations, the Company makes certain judgments, which include assessment of the inputs, processes, and outputs associated with the acquired set of activities. If the Company determines that substantially all of the fair value of gross assets included in a transaction is concentrated in a single asset (or a group of similar assets), the assets will not represent a business. To be considered a business, the assets in a transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs.
The Company allocates the fair value of the purchase consideration to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The fair values of intangible assets are determined utilizing information available near the acquisition date based on expectations and assumptions that are deemed reasonable by management. Given the considerable judgment involved in determining fair values, the Company typically obtains assistance from third-party valuation specialists for significant items. If the transaction is deemed to be a business combination, any excess of the purchase price over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs are expensed as incurred. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions that existed as of the acquisition date becomes available. Refer to Note 4, Acquisitions for additional information.
Goodwill and other intangible assets
Goodwill represents the excess of the fair value of consideration transferred over the fair value of net identifiable assets acquired. Other intangible assets consist of trade name, customer relationships, developed technology, noncompete agreements and licensed IP which are amortized over their useful lives of two to twelve years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable.
10

Goodwill is not amortized but is tested annually for impairment and more often if there is an indicator of impairment that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying amount. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value.
No indicators of impairment or impairment charges were identified or recorded to goodwill or other intangible assets during the years ended December 31, 2025 and 2024.
Impairment of long-lived assets
The Company continually monitors events and changes in circumstances that could indicate the carrying amounts of long-lived assets, including property and equipment, may not be recoverable. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of such assets in relation to the future undiscounted cash flows of the underlying assets. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the assets may not be recoverable. No impairment charges were recorded to other long-lived assets for the years ended December 31, 2025 and 2024.
Deferred transaction costs
Deferred offering costs are capitalized and consist of fees and expenses incurred in connection with the Company’s IPO, including the legal, accounting, printing, and other IPO-related costs. Upon completion of the IPO in May of 2024, $3.3 million of deferred transaction costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering. No balance was outstanding as of December 31, 2025 and 2024.
Concentrations of credit risk
Accounts receivable from customers representing 10% or more of the Company’s total accounts receivable were as follows:

	Year Ended December 31,
	2025	2024
Customer A	14%	*
Customer B	11%	*
Customer C	10%	*
Customer D	*	21%
Customer E	*	15%

* Customer accounted for less than 10% of total accounts receivable at period end.
Revenue from customers representing 10% or more of the Company’s total revenue was as follows:

	Year Ended December 31,
	2025	2024
Customer B	14%	15%

In addition to trade receivables and revenue, the Company's cash on deposit with financial institutions is also exposed to concentration risk. The Company's cash on deposit with financial institutions is insured through various public and private bank deposit insurance programs, foreign and domestic; however, a significant portion of cash balances held as of December 31, 2025 and 2024 exceeded insured limits.
As of December 31, 2025, $11.0 million, or 64%, of the Company’s cash, cash equivalents and restricted cash was maintained with one financial institution, where the Company’s current deposits are in excess of federally insured limits, and $5.5 million, or 55%, was held by the Company’s foreign subsidiaries.
Restricted cash
As of December 31, 2025, the Company held restricted cash of $8.3 million to secure an irrevocable standby letter of credit issued in connection with a litigation settlement entered into in May 2025 with the former shareholders of Nangate, Inc. (“Nangate”). The letter of credit, secured with East West Bank on May 17, 2025, is scheduled to expire on June 30, 2026. As of December 31, 2025 no amounts had been drawn under the letter of credit. Restricted cash is classified as a current asset on the consolidated balance sheets. See Note 10, Related Parties, and Note 16, Commitments and Contingencies, for additional information.
11

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
The Company did not recognize any other-than-temporary impairment on its marketable securities during the years ended December 31, 2025 and 2024. Unrealized gains and losses (excluding other-than-temporary impairment and credit loss) on available-for-sale marketable securities are reported in other comprehensive loss on the consolidated statements of comprehensive loss. Credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge to interest expense and other income (expense), net on the consolidated statements of loss. The cost of securities sold is based on the specific identification method and realized gains and losses are reported in interest income and interest expense and other income (expense), net on the consolidated statements of loss, respectively. The Company recognized $0.1 million of unrealized loss and $0.1 million of unrealized gain on available-for-sale marketable securities in other comprehensive loss on the consolidated statements of comprehensive loss during the years ended December 31, 2025 and 2024, respectively.
Allowance for credit losses
The Company assesses its ability to collect outstanding receivables and contract assets and provides customer-specific allowances, allowances for credit losses for the portion of receivables and contract assets that are estimated to be uncollectible. Allowances for credit losses are based on historical collection experience and expected credit losses, customer specific financial condition, current economic trends in the customer's industry and geographic region, changes in customer demand and the overall economic climate in the market the Company serves. Provisions for the allowance for expected credit losses attributable to bad debt are recorded as general and administrative expenses in the consolidated statements of loss. Account balances deemed uncollectible are written off, net of actual recoveries. If circumstances related to specific customers or the market the Company serves change, the Company’s estimate of the recoverability of its accounts receivable and contract assets could be further adjusted. The Company does not have any material account receivable or contract asset balances that are past due and has not written off any significant balances in its portfolio against the allowance for credit losses for the periods presented. The following table presents the Company’s allowance for credit losses:

	Year Ended December 31,
	2025	2024
	(in thousands)
Beginning balance – January 1	$777	$539
Provision for credit losses	(80)	351
Accounts written off	(213)	(113)
Ending balance – December 31	$484	$777

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
12

Foreign currencies
The financial statements of Silvaco's international subsidiaries with local functional currencies are translated to U.S. dollars upon consolidation. Assets and liabilities are translated at the effective exchange rate on the balance sheet date. Results of operations are translated at average exchange rates, which approximate rates in effect when the underlying transactions occurred. For the years ended December 31, 2025 and 2024, the Company recorded foreign currency translation adjustments of $0.5 million and $0.4 million, respectively, within accumulated other comprehensive loss.
Certain sales and intercompany transactions are denominated in foreign currencies. These transactions are recorded in functional currency at the appropriate exchange rate on the transaction date. Monetary assets and liabilities denominated in a currency other than the Company's functional currency or its subsidiaries' functional currencies are remeasured at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in interest expense and other income (expense), net in the consolidated statements of loss. The Company recorded net foreign exchange losses of $0.2 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.
Accumulated other comprehensive loss
Accumulated other comprehensive loss is composed entirely of foreign currency translation adjustments and unrealized gains and losses on marketable securities.
Stock-based compensation
The Company accounts for stock-based compensation in accordance with ASC Topic 718, Compensation - Stock Compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, stock-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of actual forfeitures. For stock-based payment awards that contain performance criteria, stock-based compensation expense is recorded when the achievement of the performance condition is considered probable of achievement and is recorded on a straight-line basis over the requisite service period. If such performance criteria are not met, no compensation expense is recognized and any recognized compensation expense is reversed. For awards with market and service conditions, the Company recognizes stock-based compensation on a straight-line basis for all awards for which the service conditions are met, regardless of whether the market condition is achieved.
Prior to the IPO in May 2024, the Company did not record stock-based compensation expense. The restricted stock units (“RSUs”) granted under the 2014 Plan generally had two vesting requirements, a service-based requirement (the “Time-Based Requirement”) and a liquidity event requirement (the “Liquidity Event Requirement”), and the satisfaction of the Liquidity Event Requirement was not deemed probable. Refer to Note 13, Stock-Based Compensation for additional information.
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
13

As of December 31, 2025 and 2024, the carrying amount of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximated their fair values due to their short maturities. The Company’s available for sale marketable securities have an amortized costs that approximates fair value, which was determined using quoted prices in active markets for identical assets and if that is unavailable, using third-party inputs which are either directly or indirectly observable, such as reported trades and broker or dealer quotes as of December 31, 2025 and 2024. Refer to Note 18, Fair Value of Financial Instruments for additional information.
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
The Company has no finance leases. Refer to Note 6, Leases for additional information.
Advertising
Advertising costs are expensed as incurred and were $40,000 and $39,000 for the years ended December 31, 2025 and 2024, respectively.
Restructuring
The Company's restructuring expenses consist of employee severance, one-time termination benefits and ongoing benefits related to the reduction of its workforce, and other exit and disposal costs. One-time involuntary termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service beyond a minimum retention period, in which case the benefits are expensed ratably over the future service period. Ongoing benefits and one-time voluntary termination benefits are expensed when restructuring activities are probable and the benefit amounts are estimable. Other costs primarily consist of termination fees, idle rent and related expenses for exited locations and other costs related to restructuring activities, and are expensed when incurred. Refer to Note 5, Restructuring, for additional information.
Net Loss per Share
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding. Diluted net loss per share is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents attributable to RSU grants.
14

The following outstanding securities were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. Refer to Note 13, Stock-Based Compensation for additional information.

	December 31,
	2025	2024
Unvested RSUs	2,627,036	1,503,662
Employee stock purchase plan	169,965	77,004
Contingently issuable shares to CEO	24,691	—
	2,821,692	1,580,666

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures (“ASU 2023-09”). ASU 2023-09 is only effective for annual periods beginning after December 15, 2024, on a prospective basis. The Company adopted the new standard on a prospective basis with the filing of this Annual Report on Form 10-K. See Note 14, Income Taxes for additional information.
Accounting Guidance Issued and Not Yet Adopted
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient that allows entities to estimate expected credit losses for current accounts receivable and contract assets assuming that conditions at the balance sheet date remain unchanged over the life of the asset. This ASU is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU eliminates the accounting consideration of software project development stages to align with the agile method for developing software and enhances the guidance related to assessing the probability of project completion. This ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.
15

3. Revenue
The Company's revenue is derived principally from software licensing, customization and related maintenance and services, which are generally accounted for as separate performance obligations with differing revenue recognition patterns. Arrangements with both software licenses and customization services are accounted for as a combined performance obligation. The transaction price is allocated to each distinct performance obligation based on the relative standalone selling price.
Revenue from software licenses is classified as software license revenue. Software license revenue is recognized upfront upon delivery of the licensed software. Revenue associated with the license of the Company’s SIP is classified as software license revenue and recognized as revenue (i) upfront upon delivery of the standard SIP license, or (ii) over time when customization services are combined with the SIP license, as specific contractual milestones are met and incremental functionality is delivered to the customer.
Maintenance and service revenue, which consists of both PCS for software licenses and support services for SIP licenses, is recognized ratably over the term of the contract period. Professional services revenue, which is classified as maintenance and service revenue, is recognized based on when the Company delivers the related service pursuant to the terms of the arrangement.
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
The contract balances of the Company’s accounts receivable and contract assets, both of which are net of allowance for expected credit losses, and deferred revenue were as follows:

	Contract Balances
	December 31, 2025	December 31, 2024	January 1, 2024
	(in thousands)
Accounts receivable, net	$9,710	$9,211	$4,006
Contract assets, net	$27,634	$24,543	$14,999
Deferred revenue	$15,908	$11,090	$12,953

Transaction Price Allocated to the Remaining Performance Obligations
As of December 31, 2025, approximately $47.1 million of revenue is expected to be recognized from remaining performance obligations. This figure represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog, net of cancellations and adjustments. The Company's backlog represents installment billings for periods beyond the current billing cycle. The Company expects to recognize revenue on approximately 54% of these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
Deferred Revenue
Deferred revenue is comprised mainly of unearned revenue related to PCS on software licenses and pending software license and SIP license deliveries. Deferred revenue also includes contracts for professional services to be performed in the future.
During each of the years ended December 31, 2025 and 2024, the Company recognized revenue of $6.7 million, that was included in the deferred revenue balance at the beginning of fiscal year 2025 and 2024. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue recognized during the years ended December 31, 2025 and 2024 as described above. Approximately 68% of the Company's deferred revenue as of December 31, 2025 is expected to be recognized over the next 12 months with the remainder recognized thereafter.
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
16

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
The following is a summary of the assets acquired and liabilities assumed in the OPC Business acquisition.

Asset Type	Useful Life (in years)	Fair Value
		(in thousands)
Contract asset		$615
Deferred tax asset		164
Developed Technology	7	1,000
Customer Relationships	6	4,990
Goodwill		5,147
Deferred revenue		(416)
Net assets acquired and liabilities assumed		$11,500

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
During the year ended December 31, 2025, the Company incurred $0.6 million of acquisition-related expenses in connection with the acquisition of the OPC Business, which were recognized in general and administrative expense on the consolidated statements of loss.
The operating results of the OPC Business, which have been included in the Company’s consolidated financial statements since the date of acquisition, were as follows:

Year Ended December 31, 2025
(in thousands)
Revenue	$10,061
Due to the ongoing integration of the acquired business, determining its impact on net loss is impractical for the period presented.
17

Tech-X Corporation
On April 29, 2025, the Company consummated a stock purchase agreement with the shareholders of Tech-X Corporation (“Tech-X”), pursuant to which Silvaco agreed to acquire all of the outstanding shares of Tech-X for an aggregate purchase price of $8.2 million. The purchase consideration consisted of (i) $4.1 million in cash, (ii) 457,666 shares of the Company’s common stock with a fair value of $2.4 million on the closing date, and (iii) contingent consideration, with a maximum payout of $2.0 million, and with an estimated fair value of $1.7 million, payable in cash upon the achievement of specified technical milestones through December 2026. In February 2026, the Company and the Tech-X selling shareholder representative agreed to amend the form of payment of the contingent consideration and post-closing net working capital adjustments to be payable in shares of the Company’s common stock. The Company and the Tech-X selling shareholder representative also agreed to extend the date through which contingent consideration can be earned to July 2027. Refer to Note 19, Subsequent Events for additional information.
The fair value of the contingent consideration was determined using a discounted cash flow model utilizing a probability weighted analysis, and is re-valued period to period with any changes recorded to interest expense and other income (expense), net in the consolidated statements of loss. Refer to Note 18, Fair Value of Financial Instruments for additional information.
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
The following is a summary of the fair value of assets acquired and liabilities assumed in the Tech-X acquisition.

Asset Type	Useful Life ( in years)	Fair Value
		(in thousands)
Cash		$851
Accounts receivable		749
Prepaid expenses and other current assets		75
Property and equipment		33
Customer relationships	6	1,730
Developed technology	7	1,280
Trade name	2	130
Goodwill		4,385
Accounts payable		(104)
Accrued expenses and other current liabilities		(303)
Deferred tax liability		(572)
Deferred revenue		(80)
Net assets acquired and liabilities assumed		$8,174

The fair value of customer relationships was determined using a discounted cash flow model under the income approach, specifically the multi-period excess earnings method, which discounts future cash flows attributable to existing customers, net of operating expenses and contributory asset charges. The fair value of the developed technology and trade name intangibles were determined using a discounted cash flow model under the income approach, specifically the relief-from-royalty method, which assumes a market-based royalty rate applied to projected revenues.
During the year ended December 31, 2025, the Company incurred $0.8 million in acquisition-related expenses in connection with the acquisition of Tech-X, which were recognized in general and administrative expense on the consolidated statements of loss.
The operating results of Tech-X have been included in the Company's consolidated financial statements since the date of acquisition and were not material for the periods presented.
18

Mixel Group, Inc.
On August 1, 2025, the Company consummated a stock purchase agreement with the shareholders of Mixel Group, Inc. (“Mixel”), pursuant to which Silvaco agreed to acquire all of the outstanding shares of Mixel for an aggregate purchase price of $22.5 million. The purchase consideration consisted of (i) $19.7 million in cash and (ii) 643,617 shares of the Company’s common stock with a fair value of $2.8 million on the closing date.
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
The following is a summary of the fair value of assets acquired and liabilities assumed in the Mixel acquisition.

Asset Type	Useful Life (in years)	Fair Value
		(in thousands)
Cash		$1,040
Accounts receivable		1,736
Contract assets, net		45
Prepaid expenses and other current assets		392
Property and equipment		486
Customer relationships	7	7,400
Developed technology	7	2,700
Trade name	12	5,500
Operating lease right-of-use assets, net		881
Other assets		4
Goodwill		11,512
Accounts payable		(842)
Accrued expenses and other current liabilities		(1,609)
Operating lease liabilities, current		(269)
Deferred revenue, current		(2,653)
Deferred tax liability		(3,209)
Operating lease liabilities, non-current		(612)
Net assets acquired and liabilities assumed		$22,502

The fair value of customer relationships was determined using a discounted cash flow model under the income approach, specifically the multi-period excess earnings method, which discounts future cash flows attributable to existing customers, net of operating expenses and contributory asset charges. The fair value of the developed technology and trade name intangibles were determined using a discounted cash flow model under the income approach, specifically the relief-from-royalty method, which assumes a market-based royalty rate applied to projected revenues.
During the year ended December 31, 2025, the Company incurred $2.0 million in acquisition-related expenses in connection with the acquisition of Mixel, recognized in general and administrative expense on the consolidated statements of loss.
The operating results of Mixel have been included in the Company’s consolidated financial statements since the date of acquisition and the Company recognized revenue of $3.6 million for the year ended December 31, 2025. The remainder of Mixel’s operating results were not material for the year ended December 31, 2025.
ASC 805 also requires presentation of pro forma information for the comparable period, when the comparable period is presented. The Company was not able to obtain financial information sufficient to make these disclosures for each of the business combinations entered into during the year ended December 31, 2025. Therefore, the Company has not made the comparable period pro forma disclosure because it would be impracticable to do.
19

5. Restructuring
In October 2025, the Company began implementing targeted cost-savings initiatives intended to streamline the Company’s organizational structure, improve execution, and enhance stockholder value (the “Restructuring Plan”). The Company announced a voluntary early retirement program and a voluntary exit program available to certain employees in the United States, Asia, and Europe that meet the eligibility criteria. Participating employees received acceleration of any unvested RSUs held by the participating employees together with a grant of fully vested shares, such that the total value of the accelerated RSUs and additional shares is equal to four, six, or twelve months of the participating employee’s salary. In connection with the Restructuring Plan, on November 24, 2025, the Company also announced an involuntary reduction in force in the United States. The Company incurred costs in connection with the Restructuring Plan that consist of severance costs for 52 terminated employees and other costs such as the site closures as part of its global site strategy. The Company expects to complete the Restructuring Plan in 2026.
The Company has $0.1 million of remaining obligations related to the restructuring plan as of December 31, 2025, which are included in accrued expenses and other current liabilities on the Company’s consolidated balance sheets.
Restructuring expenses are included within operating expenses in the consolidated statements of loss as follows:

Year Ended December 31, 2025
(in thousands)
Research and development	$737
Selling and marketing	384
General and administrative	149
$1,270

6. Leases
The Company’s headquarters are located in Santa Clara, California, where the Company has an operating lease covering its corporate office expiring in April 2028. The Company also has operating leases in Duluth, Georgia, and abroad, in Japan, France, China, the United Kingdom, Taiwan, Singapore, Korea, Egypt, and Vietnam, among other countries. The expiration dates for these operating leases range from 2026 through 2035. Refer to Note 10, Related Parties for further information on the Company’s lease renewal entered during the year ended December 31, 2025.
The components of operating lease cost were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating lease cost	$1,215	$940
Variable lease cost (1)	484	168
Total operating lease cost	$1,699	$1,108

(1)Variable lease cost includes common area maintenance, utilities, security, insurance and property taxes.
Additional information related to the Company’s operating leases for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash paid for operating lease liabilities	$1,215	$930
Right-of use assets obtained in exchange for operating lease liabilities	$2,400	$607

	December 31,
	2025	2024
Weighted average remaining lease term (in years)	3.21	3.41
Weighted average discount rate	8.04%	3.00%

20

As of December 31, 2025, maturities of operating lease liabilities were as follows:

Year Ending December 31,	Amount
(in thousands)
2026	$1,443
2027	1,068
2028	448
2029	242
2030	34
Thereafter	154
Total lease payments	$3,389
Less: imputed interest	(307)
Total operating lease liabilities	$3,082
Current portion of lease liability	1,121
Non-current portion of lease liability	$1,961

Rent expense was $1.7 million and $1.2 million for the years ended December 31, 2025 and 2024, respectively.
7. Property and Equipment, Net
The Company’s property and equipment at December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Computer software	$6,108	$5,944
Equipment	926	512
Buildings and improvements	94	198
Leasehold improvements	312	212
Furniture and fixtures	95	139
Total property and equipment	7,535	7,005
Less accumulated depreciation	(6,010)	(6,140)
Total property and equipment, net	$1,525	$865

During the years ended December 31, 2025 and 2024, the Company retired $0.5 million and $0.2 million of property and equipment that was fully depreciated and no longer in service. Depreciation expense was $0.4 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.
8. Goodwill and Intangible Assets
The Company completed the acquisitions of the OPC Business in March 2025, Tech-X in April 2025, and Mixel in August 2025, which collectively resulted in an increase to goodwill of $21.0 million during the year ended December 31, 2025. Refer to Note 4, Acquisitions for additional information.
21

For the years ended December 31, 2025 and 2024, intangible assets were classified as follows:

		December 31, 2025
Intangible assets:	Weighted Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	6.7	$5,780	$(1,199)	$4,581
Customer relationships	6.5	14,120	(1,307)	12,813
Trade name	11.8	5,630	(234)	5,396
Non-compete agreements	5.0	20	(20)	—
Licensed IP	5.0	4,979	(1,742)	3,237
Total intangible assets		$30,529	$(4,502)	$26,027

		December 31, 2024
Intangible assets:	Weighted Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	5.0	$800	$(666)	$134
Customer relationships	5.0	90	(90)	—
Non-compete agreements	5.0	20	(17)	3
Licensed IP	5.0	4,979	(747)	4,232
Total intangible assets		$5,889	$(1,520)	$4,369

The Company completed the acquisitions of the OPC Business in March 2025, Tech-X in April 2025, and Mixel in August 2025 which collectively resulted in an increase of acquired intangibles of $24.7 million during the year ended December 31, 2025. Refer to Note 4, Acquisitions for additional information.
On April 11, 2024, the Company amended its license agreement to sell SIP developed in partnership with NXP Semiconductors Netherlands B.V. (“NXP”) (the “NXP IP”) for total cash consideration of $6.0 million, to be paid over 5 years. The NXP IP has a net book value of $3.2 million as of December 31, 2025 and a useful life of 5 years, which is the length of the license agreement. The Company recorded a corresponding vendor financing obligation related to the license agreement with NXP. Refer to Note 12, Debt and Financing Obligations for additional information.
Amortization expense was as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cost of revenue	$995	$747
Research and development	427	206
General and administrative	1,648	—
Total amortization expense	$3,070	$953
On January 1, 2025 and 2024, the Company retired $0.1 million and $4.3 million of intangible assets that were fully amortized, respectively.
22

As of December 31, 2025, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31,
Amount
(in thousands)
2026	$4,408
2027	4,364
2028	4,343
2029	3,596
2030	3,347
Thereafter	5,969
Total net carrying value of intangible assets	$26,027

9. Significant Balance Sheet Components
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Research and development tax credits and grants	$1,666	$900
Deferred sales commissions(a)	751	793
Software and subscriptions	1,089	679
Current lease deposits	163	321
Other prepaid expenses	1,059	767
Total prepaid expenses and other current assets	$4,728	$3,460

Other assets consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Deferred sales commissions(a)	$1,112	$1,449
Lease deposits	188	142
Other prepaid expenses	258	107
Total other assets	$1,558	$1,698

(a)Balance reflects commissions paid for new contracts, primarily new multi-year term license arrangements to be amortized over the anticipated customer life of five years.
10. Related Parties
The Company has a commercial lease agreement with Kipee International, Inc., a real estate entity controlled by a principal stockholder and member of the Company’s board of directors, for Silvaco’s corporate office in Santa Clara, California. In connection with this lease arrangement, the Company recorded rent expense of $0.2 million and $0.2 million during the years ended December 31, 2025 and 2024. The Company's original three year commercial office lease for this property commenced on May 1, 2022, and expired on April 30, 2025. The Company and Kipee International renewed the lease, effective as of May 1, 2025, for a three year period ending on April 30, 2028. The Company's right-of-use asset and operating lease liability for this property is $0.6 million as of December 31, 2025.
The Company has international office leases with New Horizons (Cambridge) LTD (“NHC”) and New Horizons France (“NHF”) in Cambridgeshire, England and Grenoble, France, respectively. NHC and NHF are real estate entities owned and controlled by a principal stockholder and member of the Company’s board of directors. In connection with these lease arrangements, the Company recorded rent expense of $0.3 million during each of the years ended December 31, 2025 and 2024. The Company's right-of-use asset and operating lease liability under the NHC lease, which expires on December 31, 2029, is $0.8 million as of December 31, 2025. The Company's right-of-use asset and operating lease liability under the NHF lease, which expires on April 30, 2026, is $20.9 thousand as of December 31, 2025.
23

On June 13, 2022, Silvaco entered into a $4.0 million line of credit with a principal stockholder and member of the Company’s board of directors (the “2022 Credit Line”). In connection with this line of credit, the Company recorded interest expense of $0.1 million during the year ended December 31, 2024. The outstanding amounts due under the 2022 Credit Line were repaid in full and the 2022 Credit Line was terminated in May 2024. Refer to Note 12, Debt and Financing Obligations for additional information.
In February 2012, Gu-Guide LP, a real estate entity controlled by a principal stockholder and member of the Company’s board of directors, Bank of the West and the Company, as guarantor, entered into a loan agreement pursuant to which Bank of the West agreed to lend Gu-Guide LP certain amounts of money (the “Loan”). The Loan was secured by a 9,000 square foot building located in Santa Clara, California. The Loan was repaid in full and the Company was released from the guarantee in July of 2024. In the event that the proceeds from the foreclosure of the foregoing collateral were insufficient to repay the outstanding amounts under the Loan, the Company guaranteed the repayment of the outstanding amounts under the Loan.
In May 2025, the Company and two of our principal stockholders and members of our board of directors (the “Co-Defendants”) agreed to a Settlement Agreement in connection with a trial court judgment awarded to the Nangate Parties. The $32.5 million settlement (the “Settlement Payment”) consists of $16.0 million payable on June 18, 2025, $4.1 million payable on August 15, 2025, $4.1 million payable on November 14, 2025 and final payment of $8.3 million payable on February 13, 2026. Following the execution of the Settlement Agreement, the Co-Defendants, each a principal stockholder of the Company and a member of the Company’s board of directors, executed an apportionment agreement with the Company under which the Co-Defendants agreed to bear 25% of the Settlement Payment, with the Company bearing the remaining 75%. During the year ended December 31, 2025, the Company made payments of $24.3 million on behalf of the Company and the Co-Defendants, which included $8.1 million contributed by the Co-Defendants in accordance with the apportionment agreement. The Company recorded a litigation settlement expense of $13.1 million and $11.3 million during the years ended December 31, 2025 and 2024 related to the Settlement Agreement, respectively. As of December 31, 2025, the Company’s remaining liability under the Settlement Agreement is $8.3 million, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. Refer to Note 16, Commitments and Contingencies, for additional information.
11. Accrued Expenses and Other Current Liabilities and Other Non-Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Litigation settlement(a)	$8,250	$11,306
Accrued employee expenses	6,263	6,611
Contingent consideration	1,741	10
Accrued taxes payable	1,333	1,276
Accrued operating expense	1,525	290
Accrued royalties payable(b)	285	215
Other	—	93
Total accrued expenses and other current liabilities	$19,397	$19,801

(a)Represents litigation-related charges incurred in connection with the Nangate Litigation described in Note 16, Commitments and Contingencies.
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

Other non-current liabilities as of December 31, 2025 and 2024 consisted primarily of liabilities associated with asset retirement obligations.
12. Debt and Financing Obligations
On June 13, 2022, Silvaco entered into the 2022 Credit Line which bore interest at a rate of prime plus 1% per annum. In May 2024, the outstanding balance under the 2022 Credit Line was repaid in full and the 2022 Credit Line was terminated. The Company did not recognize any gain or loss on the extinguishment of the 2022 Credit Line.
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
24

On April 11, 2024, the Company amended its license to use, perform, display, copy, reproduce, modify, adapt, alter, customize, translate or otherwise create derivative works based on certain technology of NXP to develop and make licensed designs for the Company’s account, and to market, demonstrate, promote, sell, offer to sell, distribute and otherwise dispose of such licensed designs for total cash consideration of $6.0 million, to be paid over 5 years, pursuant to which the Company recorded an associated vendor financing obligation, which has a balance of $3.2 million as of December 31, 2025. The Company determined that this vendor financing obligation had an imputed interest rate of 9%, which is reflective of its borrowing rate with similar terms. The Company recognized interest expense of $0.3 million during each of the years ended December 31, 2025 and 2024. The Company’s vendor financing obligation is comprised of the following payments as of December 31, 2025:

For the year ending December 31,	Amount
(in thousands)
2026	$1,200
2027	1,200
2028	1,200
Total undiscounted cash flows	$3,600
Less: Imputed interest	397
Present value of vendor financing obligation	$3,203
Vendor financing obligation, current	$1,165
Vendor financing obligation, non-current	$2,038
On April 16, 2024, the Company entered into a note purchase agreement with Micron Technology Inc. (“Micron”), a customer of the Company, pursuant to which the Company issued to Micron a senior subordinated convertible promissory note in the principal amount of $5.0 million (the “Micron Note”). The Micron Note was contractually subordinated to the East West Bank Loan through a subordination agreement with East West Bank but was senior to all of the Company’s other existing debt and was senior to any new future debt incurred (other than any undrawn amount available under the East West Bank Loan while it was outstanding). The Micron Note accrued interest at a rate of 8% per annum, with principal and accrued interest due upon maturity three years after the date of issuance. Upon the consummation of the IPO, the Micron Note was mandatorily convertible into a number of shares equal to the outstanding principal amount and accrued interest divided by a conversion price equal to (a) the price of the Company’s common stock issued in the initial public offering, times (b) 0.90. The Company determined that the feature that allowed for settlement of the Micron Note into a variable number of shares required bifurcation as a derivative liability and should be initially measured at fair value. The Company recorded a derivative liability of $0.5 million and a corresponding debt discount of $0.5 million on the issuance date.
On May 13, 2024, the Micron Note was converted into 294,217 shares of the Company’s common stock in connection with the consummation of the IPO. The shares issued pursuant to the Micron Note were registered for resale under the Securities Act. Upon the settlement of the Micron Note, the derivative liability was settled and the Company remeasured it to its fair value and recorded a loss on derivative remeasurement of $28,000 during the year ended December 31, 2024, which was recorded in interest expense and other income (expense), net on the Company’s consolidated statements of loss. As a result, the fair value of the shares issued of $5.6 million was recognized in additional paid-in capital and the Company settled the debt, inclusive of the derivative liability, and recognized a loss on debt extinguishment of $0.6 million during the year ended December 31, 2024.
13. Stock-Based Compensation
Stock-Based Compensation Plans
On April 26, 2024, in connection with the Company’s IPO, the Company’s board of directors approved and adopted the 2024 Stock Incentive Plan (“2024 Plan”), subject to stockholder approval, and the Company’s stockholders approved the 2024 Plan on April 29, 2024. The 2024 Plan became effective on May 8, 2024 and supersedes the Company’s 2014 Stock Incentive Plan (the “2014 Plan”) under which 4.6 million shares of common stock were reserved for issuance. All forfeited shares underlying RSUs granted under the 2014 Plan and shares previously reserved for future issuance under the 2014 Plan are included in the share reserve under the 2024 Plan. During the year ended December 31, 2025, 833,994 shares were added to the 2024 Plan pursuant to an automatic annual increase provision in the plan. As of December 31, 2025, the number of shares of common stock reserved for future issuance under the 2024 Plan was 2,954,900.
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
25

The following table summarizes the Company's RSU activity pursuant to the 2014 Plan and the 2024 Plan:

	Weighted Average		Number of Awards
	Grant Date Fair Value	Remaining Contract Term (in years)
Balance as of December 31, 2023	$7.20	6.56	3,398,276
Granted	15.71	9.09	1,183,350
Vested	10.78	8.00	(2,914,650)
Forfeited / canceled	9.42	7.00	(163,314)
Balance as of December 31, 2024	$12.75	8.83	1,503,662
Granted	4.61	9.41	3,190,983
Vested	9.57	8.51	(1,466,557)
Forfeited / canceled	7.36	8.61	(601,052)
Balance as of December 31, 2025	$6.10	9.20	2,627,036

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
The shares purchased, the weighted average purchase price, and the cash received for 2024 ESPP purchases were as follows (in thousands, except shares purchased and weighted average purchase price):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Shares purchased	230,637	44,930
Weighted average purchase price	$3.90	$7.01
Cash received	$899	$315
The weighted average fair value of each award granted under the 2024 ESPP and the weighted-average assumptions for the valuation of employee stock purchase right based on the Black-Scholes option pricing model are as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Dividend yield	$—	$—
Expected volatility	68.19%	46.80%
Risk-free interest rate	4.01%	4.45%
Expected term (in years)	0.50	0.46
Weighted average fair value of shares granted	$1.44	$2.65
Unrecognized stock-based compensation cost for awards granted under the 2024 ESPP as of December 31, 2025 of $0.2 million will be amortized over 5 months.
26

Stock-based Compensation Expense
The Company issues RSUs to its employees, directors and service providers. The RSUs awarded under the 2014 Plan generally had two vesting requirements, a Time-Based Requirement and a Liquidity Event Requirement. The Liquidity Event Requirement would be satisfied as to any then-outstanding RSUs on the first to occur of: (1) a change in control event (as defined in the award agreement); or (2) the first sale of common stock pursuant to an underwritten IPO, in either case, within 10 years of the grant date. The Liquidity Event Requirement was satisfied upon the completion of the IPO on May 13, 2024. Certain RSUs required the employee to be employed with the Company upon the consummation of the IPO for the Liquidity Event Requirement to be satisfied. The Time-Based Requirement generally requires four years for full vesting of the grants, with 25% vesting after one year and quarterly vesting over the subsequent three years. Certain grants have had modified time-based vesting requirements, including certain grants that have been issued with the Time-Based Requirement satisfied on the grant date. Once the Liquidity Event Requirement was satisfied, the Company recognizes its stock-based compensation expense ratably over the requisite service period, which is generally four years.
Prior to the Company’s IPO, the Company did not record stock-based compensation expense for the RSUs, as the Liquidity Event Requirement was not deemed probable. Upon the completion of the IPO, the Liquidity Event Requirement was met, and the Company recognized stock-based compensation expense associated with (i) RSUs granted to active employees and service providers, (ii) RSUs granted to certain former employees and service providers whose RSUs vested in connection with the Liquidity Event, and (iii) the acceleration of the Time Based Requirement for certain awards to executive officers, senior management and directors as a result of the Liquidity Event.
In November 2023, the Company issued 30,000 RSUs with certain performance-based conditions, in addition to the Time-Based Requirement, and a grant date fair value of $0.4 million. The Company estimates the probability of achievement of applicable performance goals for performance-based RSUs in each reporting period and recognizes related stock-based compensation expense using the straight-line attribution method. The amount of stock-based compensation expense recognized in any period can vary based on the attainment or expected attainment of the various performance goals. If such performance goals are not ultimately met, no stock-based compensation expense is recognized and any previously recognized compensation expense is reversed. The Company recognized stock-based compensation expense of $0.1 million related to these RSUs during the year ended December 31, 2024. The RSUs were forfeited in April 2025 and the Company reversed the stock-based compensation expense that was previously recognized during the year ended December 31, 2025.
In November 2023, the Company issued 75,000 RSUs with certain market-based conditions, in addition to the Time Based Requirement and the Liquidity Event Requirement, and a grant date fair value of $0.6 million. The Company estimated the fair value of market-based RSUs on the grant date using a Monte Carlo simulation model. The vesting of the market-based RSUs is contingent on achieving a minimum volume-weighted average stock price (“VWAP”) prior to the expiration of the RSUs. The assumptions used in the Monte Carlo simulation model to determine the grant date fair value were a daily VWAP of $8.92, a volatility of 50%, and a risk-free rate of 4.3%. The Company recognized stock-based compensation expense of $0.1 million related to these RSUs during the year ended December 31, 2024. The RSUs were forfeited in April 2025 and the Company reversed the stock-based compensation expense that was previously recognized during the year ended December 31, 2025.
During the year ended December 31, 2024, the Company’s compensation committee approved the issuance of a variable number of RSUs as a portion of the employee bonus program for the fiscal year 2024. The number of RSUs issued will be calculated as the volume-weighted average price of the Company’s common stock upon the bonus being finalized after the end of the fiscal year. As the Company has an obligation to issue a variable number of shares for a fixed monetary amount, the RSUs will be accounted for as liability-classified awards and subsequently re-measured to their fair value at each reporting date. The Company recognized stock-based compensation expense of $15.3 thousand and $0.6 million associated with the liability-classified RSUs during the year ended December 31, 2025 and 2024, respectively, with a corresponding increase to accrued liability. During the year ended December 31, 2025, the Company issued 101,486 RSUs under the 2024 bonus program.
In August 2025, the Company agreed to grant RSUs to the Chief Executive Officer (“CEO”) that may be earned upon the achievement of certain market-based conditions, and which are subject to service-based vesting conditions. The number of RSUs to be granted is based on the Company’s stock price over the relevant service period, measured using VWAP metrics. The total grant date fair value of the RSUs was estimated at $1.1 million using a Monte Carlo simulation model. The key assumptions used in the Monte Carlo simulation were a daily VWAP of $4.54, an expected volatility of 77%, and a risk-free interest rate of 3.8%. For the year ended December 31, 2025, the Company recognized $0.2 million of stock-based compensation expense related to these awards. No shares were issued or vested during the year ended December 31, 2025.
27

During the year ended December 31, 2025, the Company accelerated 158,359 RSUs and recognized $1.1 million of stock-based compensation expense related to the acceleration and grant of fully vested shares related to the Restructuring Plan. Refer to Note 5, Restructuring, for additional information.
The Company recorded stock-based compensation expense using the straight-line attribution method, net of actual forfeitures, based on the grant-date fair value of the RSU awards and ESPP. The following table summarizes stock-based compensation expense:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cost of revenue	$1,317	$2,974
Research and development	2,708	5,091
Selling and marketing	1,722	4,319
General and administrative	5,066	14,531
	$10,813	$26,915
As of December 31, 2025, the Company had unrecognized stock-based compensation expense of $14.4 million which is expected to be recognized over a weighted average period of 2.5 years.
28

14. Income Taxes
The domestic and foreign components of the Company's loss before income tax provision were as follows:

	December 31,
	2025	2024
	(in thousands)
Domestic	$(46,751)	$(42,292)
Foreign	2,106	3,372
Loss before income tax provision	$(44,645)	$(38,920)

The components of the Company's income tax (benefit) provision were as follows:

	December 31,
	2025	2024
	(in thousands)
Current:
Federal	$48	$56
State	7	36
Foreign	417	303
Deferred:
Federal	(3,191)	—
State	(425)	—
Foreign	(295)	89
Income tax (benefit) provision	$(3,439)	$484

During the year ended December 31, 2025, the Company recorded a U.S. deferred tax benefit which primarily relates to the partial release of the valuation allowance on the Company’s net deferred tax assets. Such partial release of the valuation allowance is primarily attributable to deferred liabilities recognized with the acquisitions of Tech-X and Mixel. Upon acquisition, the deferred tax liabilities reduce the Company’s net deferred tax asset balance and accordingly require a partial release of the valuation allowance with an offsetting income tax benefit.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Accruals and reserves	$2,473	$3,436
Depreciable and amortizable assets	2,278	5,767
Net operating loss carryforward	9,598	766
Tax credits	9,411	8,279
Stock-based compensation expense	455	492
Total deferred tax asset	$24,215	$18,740
Valuation Allowance	(24,026)	(18,621)
Net deferred tax asset	$189	$119
Deferred tax liabilities
Revenue recognition	(189)	(414)
Depreciable & Amortizable Assets		—
Net deferred tax liability	$—	$(295)

29

The following is a reconciliation of the federal statutory income tax rate to the effective tax rate for the year ended December 31, 2025 pursuant to the disclosure requirements of ASU 2023-09 (in thousands, except percentages):

	Amount	Percent
U.S. Federal Statutory Tax Rate	$(9,368)	21%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	(532)	1%
Foreign Tax Effects
Other foreign jurisdictions	(296)	—%
Effect of Cross-Border Tax Laws
Global Intangible low-taxed income	629	(1)%
Tax Credits
Research and Development Tax Credits	(1,300)	3%
Changes in Valuation Allowances	4,719	(11)%
Nontaxable or Nondeductible Items
Non‑deductible stock-based compensation	603	(1)%
Non‑deductible officer's compensation	470	(1)%
Tax deficiencies on share-based payments	596	(1)%
Non-deductible Transaction Costs	538	(1)%
Other nondeductible items	23	—%
Worldwide Changes in Unrecognized Tax Benefits	535	(1)%
Other Adjustments
Other	(56)	—%
Effective Tax Rate	$(3,439)	8%

(1) State taxes in CA and ID made up the majority (greater than 50%) of the tax effect in this category

The following is a reconciliation of the federal statutory income tax rate to the Company's effective tax rate for the year ended December 31, 2024:

December 31,
2024
Tax at federal statutory rate	21%
Tax credits	2%
Other	(10)%
Valuation allowance	(14)%
Effective tax rate	(1)%

The following is a summary of income taxes paid, net of refunds by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025:

United States - federal	$(257)
United States - states and local	11
Total U.S. federal, state and local	(246)
Foreign	—
Total income taxes paid, net of refunds	$(246)

Management establishes a valuation allowance for those deductible temporary differences when it is more likely than not that the benefit of such deferred tax assets will not be recognized. The ultimate realization of deferred tax assets is dependent upon the Company's ability to generate taxable income during periods in which the temporary differences become deductible. Management regularly reviews the deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Through the year ended December 31, 2025, management believes that it is more likely than not that the deferred tax assets will not be realized, such that a full valuation allowance has been recorded.
30

During the years ended December 31, 2025 and 2024, the valuation allowance increased by $5.4 million and $6.4 million, respectively.
As of December 31, 2025, the Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of $39.2 million and federal research and development credits of $8.2 million which begin expiring in 2028.
As of December 31, 2025, the Company had net operating loss carryforwards for state income tax purposes of $16.3 million which begin expiring in 2034 and state research and development credits of $9.2 million which begin expiring in 2026.
The Company has not recorded a provision for deferred U.S. tax expense that could result from the remittance of foreign undistributed earnings since the Company intends to reinvest the earnings in its foreign subsidiaries indefinitely.
The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

	December 31,
	2025	2024
	(in thousands)
Balance as of January 1,	$7,959	$7,247
Increases related to prior year tax positions	—	—
Increases related to current year tax positions	719	712
Decreases related to prior year tax positions	—	—
Balance as of December 31,	$8,678	$7,959

The Company records unrecognized tax benefits, where appropriate, for all uncertain income tax positions. The Company recorded unrecognized tax benefits for uncertain tax positions of approximately $8.7 million as of December 31, 2025, of which $1.4 million, if recognized, would impact the effective tax rate.
The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. During the years ended December 31, 2025 and 2024, interest and penalties recorded in the consolidated statements of loss were each $22 thousand. The amounts of accrued interest and penalties recorded on the consolidated balance sheets as of December 31, 2025 and 2024 were $111 thousand and $99 thousand, respectively. The Company does not believe there will be material changes in its unrecognized tax positions over the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and certain foreign jurisdictions. The Company is not currently under audit by the Internal Revenue Service or other similar state, local, and foreign authorities. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject for a period of 3 years for federal and 4 years for states, after the utilization of NOLs and credits.
The Company is not currently under audit for U.S. federal income tax or in any state tax jurisdiction. The statute of limitation for the U.S. federal income tax return is 3 years, and for most states is 5 years. The Company is also not under audit in any foreign jurisdiction. The statue of limitations for the foreign locations range from 3 years (China and France), to 10 years (Vietnam).
15. Segment Reporting and Geographical Concentration
The Company manages its operations through an evaluation of a consolidated business segment that solves semiconductor design challenges by offering affordable and competitive TCAD software, EDA software and SIP to support engineers and researchers across the globe. The chief operating decision maker (‘CODM”), who is the Company’s Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment.
The following table presents a summary of revenue, payroll expenses, which the CODM reviews in assessing Company performance and deciding how to allocate resources, and total other expenses as a reconciliation to consolidated net loss:
31

	December 31,
	2025	2024
	(in thousands)
Total revenue	$63,064	$59,680
Expenses
Compensation expenses	65,812	67,270
All other expenses, net	38,458	31,814
Total expenses	104,270	99,084
Net loss	$(41,206)	$(39,404)

Revenue is attributed to geography based upon the country in which the software license is used, or maintenance and services are delivered. The Company's single reportable segment recorded customer revenue from the following geographical areas:

	December 31,
Region	2025	2024
	(in thousands)
United States	$23,327	$21,934
China	12,305	11,010
Japan	6,133	10,796
Korea	7,000	3,106
Taiwan	6,818	3,847
All other	7,481	8,987
Total revenue	$63,064	$59,680

Property and equipment, net are attributed to geography based on the country where the assets are located. The following table presents a summary of property and equipment by region:

	December 31,
Region	2025	2024
	(in thousands)
United States	$1,132	$507
Japan	103	142
China	10	120
All other countries	280	96
Total property and equipment, net	$1,525	$865

16. Commitments and Contingencies
Warranties
The Company typically provides its customers a warranty on its software licenses for a period of no more than 90 days and on its other tools for a period of no more than one year. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the years ended December 31, 2025 and 2024, the Company has not incurred any costs related to warranty obligations.
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
32

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
Legal Proceedings
In December 2020, the Company sought declaratory relief in the California Superior Court to clarify its obligations regarding the earnout payments due to the former stockholders of Nangate following its acquisition by the Company in 2018. The former stockholders of Nangate and a third cross-complainant (collectively, “the Nangate Parties”) subsequently filed a cross-complaint against the Company and two of its principal stockholders and members of the board of directors (“the Co-Defendants”) seeking $20.0 million in damages for breach of contract, fraud, and unfair business practices, as well as punitive damages.
On July 23, 2024, a jury awarded the Nangate Parties $11.3 million in damages under breach of contract related claims, including breach of contract and breach of the covenant of good faith and fair dealing, and court and litigation related costs and expenses to be determined by the court (the “Contract Damages”). As a result, during the year ended December 31, 2024, the Company recorded a litigation settlement expense of $13.1 million for the Contract Damages awarded to the Nangate Parties.
The jury also found the Company and the Co-Defendants liable for certain of the misrepresentation claims and awarded the Nangate Parties $6.6 million in compensatory damages, for which the Company and the Co-Defendants were jointly and severally liable. Incremental punitive damages relating to these claims, including $17.0 million payable by the Company and a total of $16.0 million to be paid by the Co-Defendants, were awarded following a hearing on August 16, 2024 (collectively, the “Fraud Damages”). Under California law, the Nangate Parties were entitled to elect either the Contract Damages or the Fraud Damages but could not receive both.
In May 2025, the parties entered into the Settlement Agreement pursuant to which the Company and the Co-Defendants agreed to pay the Nangate Parties’ an aggregate amount of $32.5 million in full resolution of all claims, and in September 2025, the U.S. Court of Appeals for the Ninth Circuit reversed the fraud and breach of contract verdicts, and the parties dismissed all claims. In connection with the litigation, the Company recorded litigation settlement expense of $13.1 million and $11.3 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company’s remaining liability under the Settlement Agreement was $8.3 million, which is included in accrued expenses and other current liabilities on the consolidated balance sheet. The remaining liability of $8.3 million has been paid in February 2026. Refer to Note 10, Related Parties for additional information.
As of December 31, 2025, the Company held restricted cash of $8.3 million to secure an irrevocable standby letter of credit issued in connection the Settlement Agreement. Refer to Note 2, Summary of Significant Accounting and Reporting Policies for additional information.
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
33

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
17. Defined Contribution Plan
The Company maintains a defined contribution or 401(k) Plan for its qualified U.S. employees. Participants may contribute a percentage of their compensation on a pre-tax basis, subject to a maximum annual contribution imposed by the Internal Revenue Code. During the years ended December 31, 2025 and 2024, the Company contributed $0.8 million and $1.0 million, respectively, to the 401(k) Plan. In connection with the 401(k) Plan, the Company recorded expense of $0.8 million and $0.6 million during the years ended December 31, 2025 and 2024, respectively.
18. Fair Value of Financial Instruments
Financial instruments measured at fair value on a recurring basis
The following tables present the Company's financial assets and liabilities that are measured at estimated fair value on a recurring basis:

	Fair value measurements as of December 31, 2025
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	161	161	—	—
Total	161	161	—	—
Available-for-sale marketable securities:
U.S. government agencies securities	1,018	—	1,018	—
Total	1,018	—	1,018	—
Total	$1,179	$161	$1,018	$—
Liabilities:
Contingent consideration	1,741	—	—	1,741
Total	$1,741	$—	$—	$1,741

	Fair value measurements as of December 31, 2024
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	13,144	13,144	—	—
Total	13,144	13,144	—	—
Available-for-sale marketable securities:
U.S. treasury securities	27,237	—	27,237	—
U.S. government agencies securities	40,619	—	40,619	—
Total	67,856	—	67,856	—
Total	$81,000	$13,144	$67,856	$—
Liabilities:
Contingent consideration	11	—	—	11
Total	$11	$—	$—	$11

The Company's level 1 financial assets were valued using quoted prices in active markets for identical assets. The Company’s level 2 financial assets were determined based on third-party inputs which are either directly or indirectly observable, such as reported trades and broker or dealer quotes. The Company's marketable securities have an amortized cost that approximates fair value.
34

Pursuant to the Company’s stock purchase agreements for the acquisition of Nangate in March of 2018, PolytEDA Cloud LLC (“PolytEDA”) in January of 2021, and Tech-X in April 2025, the selling shareholders are entitled to additional milestone and earn out consideration based on operating income generated by the business and technical achievements. The milestone consideration and earn-out liabilities are classified as contingent consideration as the obligations are due in cash. As such the obligations are recorded at their fair value and re-valued period to period with any changes recorded to interest income and other income (expense), net in the consolidated statements of loss.
The Company's contingent consideration is valued using a discounted cash flow model, and the assumptions used in preparing the discounted cash flow model include estimates for interest rates and the amount of cash flows, in addition to the expected net revenue, operating income and technical achievement of the acquired technology.
The following is a reconciliation of changes in the liability related to contingent consideration:

	Year Ended December 31,
	2025	2024
	(in thousands)
Fair value as of January 1,	$11	$112
Change in fair value	94	(27)
Payments of contingent consideration	(46)	(74)
Acquisition	1,682	—
Fair value as of December 31,	$1,741	$11

19. Subsequent Events
In February 2026, the Company amended the stock purchase agreement with Tech-X to change the form of payment of the contingent consideration and post-closing net working capital adjustments payable to Tech-X to be payable in shares of the Company’s common stock. The Company issued 167,281 shares of its common stock in February 2026 to a shareholder of Tech-X to settle obligations due of $640,685. In addition, the period over which the contingent consideration can be earned was extended to July 2027.
35

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Conclusions Regarding Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of December 31, 2025, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Based on our evaluation under the COSO 2013 framework, our management concluded that our internal control over financial reporting was effective, at the reasonable assurance level, as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
Except for the changes discussed above, there have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Other than set forth below, the information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days after December 31, 2025, for the 2026 annual meeting of stockholders.
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

Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days after December 31, 2025, for the 2026 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days after December 31, 2025, for the 2026 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days after December 31, 2025, for the 2026 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed within 120 days after December 31, 2025, for the 2026 annual meeting of stockholders.

Part IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statement Schedules.
    (1)    Financial Statements are listed in the Index to Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
(b) Exhibits.

Exhibit No.	Description
3.1 *	Amended and Restated Certificate of Incorporation of Silvaco Group, Inc.

3.2	Amended and Restated Bylaws of Silvaco Group, Inc. (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2026)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration on Form S-1 (No. 333-278666) initially filed with the Securities and Exchange Commission on April 12, 2024)

4.2 *	Description of Capital Stock

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

10.3 +	2024 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration on Form S-1 (No. 333-278666) initially filed with the Securities and Exchange Commission on April 12, 2024)

10.4 *+	Form of Restricted Stock Unit Agreement pursuant to the 2024 Stock Incentive Plan

10.5 *+	2024 Stock Incentive Plan Form of Notice of RSU Award for New Hires

10.6 +	2024 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Registrant’s Registration on Form S-1 (No. 333-278666) initially filed with the Securities and Exchange Commission on April 12, 2024)

10.7 *+	Executive Severance Plan

10.8 *+	Executive Severance Plan Participation Agreement, dated September 15, 2025, between the Registrant and Christopher Zegarelli

10.9 *+	Executive Severance Plan Participation Agreement, dated November 20, 2024, between the Registrant and Candace Jackson

10.10 *+	Offer Letter Agreement, dated July 20, 2023, between the Registrant and Christopher Zegarelli

10.11 *+	Offer Letter Agreement, dated August 29, 2024, between the Registrant and Candace Jackson

10.12 ++
Asset Purchase Agreement, dated March 4, 2025, between the Registrant and Cadence Design Systems, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2025)

10.13 ++
Stock Purchase Agreement, dated July 29, 2025 between the Registrant, Mixel Group, Inc., the Ashraf K. Takla Living Trust and the Nadia T. Takla Irrevocable Gift Trust (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2025)

10.14 +
Separation Agreement and Release by and between Dr. Babak A. Taheri and Silvaco Group, Inc. dated August 22, 2025 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 26, 2025)

10.15 +
Employment Agreement, by and between Dr. Walden C. Rhines and Silvaco Group, Inc. dated August 25, 2025 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 26, 2025)

10.16 *+	2024 Stock Incentive Plan Form of Notice of RSU Award for Employee Refresh Grants

16.1 *	Letter of Moss Adams LLP, dated July 9, 2025

19.1*	Silvaco Group, Inc. Insider Trading and Communications Policy

21.1*	List of Subsidiaries of Silvaco Group, Inc.

23.1*	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Silvaco Group, Inc. Policy for Recovery of Erroneously Awarded Incentive Compensation

101.INS *	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104 *	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on March 12, 2026.

SILVACO GROUP, INC.

/s/ Dr. Walden C. Rhines
Dr. Walden C. Rhines Chief Executive Officer
We, the undersigned directors and officers of Silvaco Group, Inc., hereby severally constitute and appoint Dr. Walden C. Rhines, Christopher Zegarelli and Candace Jackson, and each of them individually, with full powers of substitution and resubstitution, our true and lawful attorneys, with full powers to them and each of them to sign for us, in our names and in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the SEC, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that any such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Walden C. Rhines	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2026
Dr. Walden C. Rhines

/s/ Christopher Zegarelli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2026
Christopher Zegarelli

/s/ Katherine S. Ngai-Pesic	Chair of the Board	March 12, 2026
Katherine S. Ngai-Pesic

/s/ Dr. Hau L. Lee	Lead Independent Director	March 12, 2026
Dr. Hau L. Lee

/s/ Anita Ganti	Director	March 12, 2026
Anita Ganti

/s/ William H. Molloie, Jr.	Director	March 12, 2026
William H. Molloie, Jr.

/s/ Anthony K. K. Ngai	Director	March 12, 2026
Anthony K. K. Ngai

/s/ Iliya Pesic	Director	March 12, 2026
Iliya Pesic

/s/ Jodi L. Shelton	Director	March 12, 2026
Jodi L. Shelton

72