Form 10-Q
period 2026-03-31
Silvaco Group, Inc.
filed 2026-05-07
CIK 1943289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
As of May 4, 2026, the registrant had 32,681,239 shares of common stock, $0.0001 par value per share, outstanding.

SIGNATURES

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and par value amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$10,925	$9,008
Restricted cash	—	8,250
Current marketable securities	—	1,018
Accounts receivable, net	9,192	9,710
Contract assets, net	13,781	13,362
Prepaid expenses and other current assets	4,269	4,728
Total current assets	38,167	46,076
Non-current assets:
Property and equipment, net	1,372	1,525
Operating lease right-of-use assets, net	2,017	3,114
Intangible assets, net	24,910	26,027
Goodwill	30,070	30,070
Non-current portion of contract assets	13,324	14,272
Other assets	1,590	1,558
Total non-current assets	73,283	76,566
Total assets	$111,450	$122,642
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,558	$3,483
Accrued expenses and other current liabilities	10,284	19,397
Accrued income taxes	2,071	2,486
Deferred revenue, current	8,824	10,751
Operating lease liabilities, current	1,032	1,121
Vendor financing obligation, current	1,191	1,165
Total current liabilities	26,960	38,403
Non-current liabilities:
Deferred revenue, non-current	4,728	5,157
Operating lease liabilities, non-current	965	1,961
Vendor financing obligation, non-current	2,084	2,038
Other non-current liabilities	—	94
Total liabilities	34,737	47,653
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 32,234,263 and 30,948,403 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	154,007	146,136
Accumulated deficit	(75,078)	(69,218)
Accumulated other comprehensive loss	(2,219)	(1,932)
Total stockholders' equity	76,713	74,989
Total liabilities and stockholders' equity	$111,450	$122,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Software license revenue	$11,609	$10,009
Maintenance and service	6,146	4,083
Total revenue	17,755	14,092
Cost of revenue	2,417	3,016
Gross profit	15,338	11,076
Operating expenses:
Research and development	9,159	4,800
Selling and marketing	4,822	4,719
General and administrative	7,014	8,120
Litigation settlement	—	13,069
Total operating expenses	20,995	30,708
Operating loss	(5,657)	(19,632)
Interest income	47	863
Interest and other expense, net	(114)	(291)
Loss before income tax provision	(5,724)	(19,060)
Income tax provision	136	213
Net loss	$(5,860)	$(19,273)
Net loss per share:
Basic and diluted	$(0.19)	$(0.67)
Weighted average shares used in computing per share amounts:
Basic and diluted	31,365,903	28,694,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(5,860)	$(19,273)
Other comprehensive income (loss):
Foreign currency translation adjustments	(287)	276
Unrealized loss on marketable securities	—	(70)
Comprehensive loss	$(6,147)	$(19,067)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except share amounts)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2025	30,948,403	$3	$146,136	$(69,218)	$(1,932)	$74,989
Issuance of common stock in connection with the open market sale agreement, net of commissions and related fees	752,744	—	3,992	—	—	3,992
Issuance of common stock to settle obligations due to Tech-X shareholder	167,281	—	565	—	—	565
Issuance of common stock for share-based award plans	436,089	—	—	—	—	—
Tax withholding on restricted stock unit settlements	(70,254)	—	(261)	—	—	(261)
Stock-based compensation expense	—	—	3,575	—	—	3,575
Other comprehensive loss	—	—	—	—	(287)	(287)
Net loss	—	—	—	(5,860)	—	(5,860)
Balance, March 31, 2026	32,234,263	$3	$154,007	$(75,078)	$(2,219)	$76,713

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	28,526,615	$3	$130,360	$(28,012)	$(2,268)	$100,083
Issuance of common stock for share-based award plans	332,444	—	—	—	—	—
Tax withholding on restricted stock unit settlements	(53,779)	—	(253)	—	—	(253)
Stock-based compensation expense	—	—	2,830	—	—	2,830
Other comprehensive income	—	—	—	—	206	206
Net loss	—	—	—	(19,273)	—	(19,273)
Balance, March 31, 2025	28,805,280	$3	$132,937	$(47,285)	$(2,062)	$83,593

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,860)	$(19,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,273	438
Stock-based compensation expense	2,954	2,277
Provision for estimated credit losses	132	10
Litigation settlement	—	13,069
Accretion of discount on marketable securities, net	15	(261)
Change in fair value of contingent consideration	76	35
Changes in operating assets and liabilities:
Accounts receivable	490	3,520
Contract assets	120	440
Prepaid expenses and other current assets	244	(1,026)
Other assets	(41)	119
Accounts payable	69	(1,183)
Accrued expenses and other current liabilities	(7,889)	55
Accrued income taxes	(415)	58
Deferred revenue	(2,142)	567
Other non-current liabilities	(48)	20
Net cash used in operating activities	(11,022)	(1,135)
Cash flows from investing activities:
Maturities of marketable securities	1,000	23,000
Acquisition of businesses	—	(11,500)
Purchases of property and equipment	—	(96)
Net cash provided by investing activities	1,000	11,404
Cash flows from financing activities:
Net proceeds from issuance of common stock	3,992	—
Payments of contingent consideration	(43)	(46)
Payment of payroll taxes related to shares withheld from employees	(261)	(252)
Payments of vendor financing obligation	—	(205)
Net cash provided by (used in) financing activities	3,688	(503)
Effect of exchange rate fluctuations on cash and cash equivalents	1	117
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,333)	9,883
Cash, cash equivalents, and restricted cash beginning of period	17,258	19,606
Cash and cash equivalents, end of period	$10,925	$29,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
Silvaco Group, Inc. (“Silvaco,” and the “Company” refers to Silvaco Group Inc. and its subsidiaries, unless the context specifically requires otherwise) was incorporated as a Delaware corporation on November 18, 2009. The Company is a provider of technology computer aided design (“TCAD”) software, electronic data automation (“EDA”) software and semiconductor intellectual property (“SIP”). TCAD, EDA and SIP solutions enable semiconductor companies to increase productivity, accelerate their products’ time-to-market and reduce their development and manufacturing costs. The Company’s TCAD solutions are used in the semiconductor industry to model and optimize manufacturing processes and device performance. The Company’s EDA software is used by semiconductor companies to design, simulate, and verify semiconductors. The Company’s SIP portfolio includes a range of products, including foundation technology, such as standard cells and memory compilers, as well as a suite of interface technologies. The Company’s customers include semiconductor manufacturers and systems companies that design and manufacture products containing semiconductors. Semiconductors are at the heart of innovation in many industries, including AI, display, power devices, automotive, memory, hyperscale and cloud computing, internet of things, telecommunications and many more.
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
The condensed consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026, and 2025 are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these condensed consolidated financial statements, as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025, and the related notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026. The condensed consolidated balance sheet as of December 31, 2025, was derived from the audited consolidated financial statements as of that date. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the condensed consolidated financial statements.
The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the Company’s operating results to be expected for the full fiscal year or any other future interim or annual period.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the amounts of revenue and expenses during the reported periods. The Company’s most significant estimates relate to revenue recognition and the valuation of goodwill and other intangible assets. Other estimates include, but are not limited to, current expected credit losses for accounts receivable and contract assets, stock-based compensation expense, contingent consideration, uncertain tax positions, legal contingencies and income taxes. Actual results could differ from those estimates.

Concentrations of credit risk
Accounts receivable from customers representing 10% or more of the Company’s total accounts receivable were as follows:

	March 31,	December 31,
	2026	2025
Customer A	24%	—
Customer B	13%	11%
Customer C	10%	—
Customer D	—	14%
Customer E	—	10%

* Customer accounted for less than 10% of total accounts receivable at period end.
Revenue from customers representing 10% or more of the Company’s total revenue was as follows:

	Three Months Ended March 31,
	2026	2025
Customer B	10%	—
Customer F	—	12%

* Customer accounted for less than 10% of total revenue during the period.
In addition to the concentration of credit risk with respect to trade receivables and revenue, the Company's cash on deposit with financial institutions is also exposed to concentration risk. The Company's cash on deposit with financial institutions is insured through various public and private bank deposit insurance programs, foreign and domestic; however, a significant portion of cash balances held as of March 31, 2026, and December 31, 2025, exceeded insured limits.
As of March 31, 2026, $3.0 million, or 28%, of the Company’s cash and cash equivalents was maintained with one financial institution, where the Company’s current deposits are in excess of federally insured limits, and $4.7 million, or 43%, was held by the Company’s foreign subsidiaries.
Accumulated other comprehensive loss
Accumulated other comprehensive loss is composed of foreign currency translation adjustments and unrealized gains and losses on marketable securities.
Foreign currencies
The financial statements of Silvaco's international subsidiaries with local functional currencies are translated to U.S. dollars upon consolidation. Assets and liabilities are translated at the effective exchange rate on the balance sheet date. Results of operations are translated at average exchange rates, which approximate rates in effect when the underlying transactions occur. The Company recorded foreign currency translation adjustments of $0.3 million for the three months ended March 31, 2026, and 2025, respectively, within accumulated other comprehensive loss.
Certain of the Company’s sales and intercompany transactions are denominated in foreign currencies. These transactions are recorded in functional currency at the appropriate exchange rate on the transaction date. Monetary assets and liabilities denominated in a currency other than the Company's functional currency or its subsidiaries' functional currencies are remeasured at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in Interest and other expense, net in the Company’s condensed consolidated statements of operations. The Company recorded net foreign exchange transaction losses of $0.2 million for each of the three months ended March 31, 2026, and 2025.
Net loss per share
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding. Because the Company was in a loss position for all periods presented, the diluted earnings per share are equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.

The following outstanding securities were excluded from the computation of diluted net loss per share because the effect would be anti-dilutive.

	March 31,
	2026	2025
Restricted Stock Unit (“RSU”) Grants	4,207,079	1,474,294
Employee Stock Purchase Plan	153,099	—
Contingently issuable shares to the CEO	14,124	—

Recently adopted accounting standards
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides a practical expedient that allows entities to estimate expected credit losses for current accounts receivable and contract assets assuming that conditions at the balance sheet date remain unchanged over the life of the asset. This ASU is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. The Company adopted this ASU on January 1, 2026, prospectively and the impact was not material to the condensed consolidated financial statements.
Accounting guidance issued and not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires additional disclosure of certain amounts included in the expense captions presented on the statements of operations as well as disclosures about selling expenses. This ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements and related disclosures.
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
Transaction price allocated to the remaining performance obligations
As of March 31, 2026, approximately $46.6 million of revenue is expected to be recognized from remaining performance obligations. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. The Company's backlog represents installment billings for periods beyond the current billing cycle. The Company expects to recognize revenue on approximately 52% of these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
Deferred revenue
Deferred revenue is comprised mainly of unearned revenue related to PCS on software licenses and pending software license and SIP license deliveries. Deferred revenue also includes contracts for professional services to be performed in the future.
During the three months ended March 31, 2026, the Company recognized revenue of $4.1 million that was included in the total deferred revenue balance as of December 31, 2025. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue recognized during the three months ended March 31, 2026, as described above.

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
During the three months ended March 31, 2026, and 2025, the Company incurred $0 and $0.7 million of acquisition-related expenses, respectively, in connection with the acquisition of the OPC Business, which were recognized in general and administrative expense on the condensed consolidated statements of operations.
Tech-X Corporation
On April 29, 2025, the Company consummated a stock purchase agreement with the shareholders of Tech-X Corporation (“Tech-X”), pursuant to which Silvaco agreed to acquire all of the outstanding shares of Tech-X for an aggregate purchase price of $8.2 million. The purchase consideration consisted of (i) $4.1 million in cash, (ii) 457,666 shares of the Company’s common stock with a fair value of $2.4 million on the closing date, and (iii) contingent consideration, with a maximum payout of $2.0 million, and with an estimated fair value of $1.7 million, payable upon the achievement of specified technical milestones through December 2026. In February 2026, the Company and a selling shareholder of Tech-X agreed to amend the form of payment of the contingent consideration and post-closing net working capital adjustments to be payable in shares of the Company’s common stock. As a result of the achievement of the first milestone and to settle the net working capital adjustments, the Company issued 167,281 shares of its common stock in February 2026 to a shareholder of Tech-X and recorded the issuance of shares at its fair value of $0.7 million in additional paid in capital. The Company and the Tech-X selling shareholder representative also agreed to extend the date through which contingent consideration can be earned to July 2027.
5. Restructuring
In October 2025, the Company began implementing targeted cost-savings initiatives intended to streamline the Company’s organizational structure, improve execution, and enhance stockholder value (the “Restructuring Plan”). The Company announced a voluntary early retirement program and a voluntary exit program available to certain employees in the United States, Asia, and Europe that meet the eligibility criteria. Participating employees received acceleration of any unvested RSUs held by the participating employees together with a grant of fully vested shares, such that the total value of the accelerated RSUs and additional shares is equal to four, six, or twelve months of the participating employee’s salary. In connection with the Restructuring Plan, on November 24, 2025, the Company also announced an involuntary reduction in force in the United States, which has continued during the three months ended March 31, 2026. The Company expects to incur up to $5.0 million of costs in connection with the Restructuring Plan that primarily consists of severance costs for 68 terminated employees and other costs such as the site closures as part of its global site strategy. Of the total expected costs, $1.5 million and $1.3 million were incurred during the three months ended March 31, 2026 and year ended December 31, 2025, respectively. The Company expects to complete the Restructuring Plan in 2026.
The Company has $0.6 million and $0.1 million of remaining obligations related to the restructuring plan as of March 31, 2026 and December 31, 2025, respectively, which are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. The following table presents the change in the Company’s restructuring accrual balances during the reported period (in thousands):

	Employee Compensation	Other	Total
	(in thousands)
Balance as of December 31, 2025	$33	$69	$102
Charges	1,470	—	1,470
Cash payments	(587)	(61)	(648)
Non-cash payments	(324)	—	(324)
Balance as of March 31, 2026	$592	$8	$600
Restructuring expenses are included within operating expenses in the condensed consolidated statements of operations as follows (in thousands):

Three Months Ended March 31,
2026
(in thousands)
Cost of revenue	63
Research and development	219
Sales and marketing	549
General and administrative	639
Total	$1,470

6. Intangible Assets
As of March 31, 2026, and December 31, 2025, intangible assets were classified as follows:

		March 31, 2026
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	7	$4,980	$(580)	$4,400
Customer relationships	7	14,120	(1,863)	12,257
Trade name	12	5,630	(365)	5,265
Licensed IP	5	4,979	(1,991)	2,988
Total intangible assets		$29,709	$(4,799)	$24,910

On January 1, 2026, the Company retired $0.8 million of intangible assets that were fully amortized.

		December 31, 2025
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	7	$5,780	$(1,199)	$4,581
Customer relationships	7	14,120	(1,307)	12,813
Trade name	12	5,630	(234)	5,396
Non-compete agreements	5	20	(20)	—
Licensed IP	5	4,979	(1,742)	3,237
Total intangible assets		$30,529	$(4,502)	$26,027

Amortization expense for the three months ended March 31, 2026, and 2025 was:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	$249	$249
Research and development	180	113
General and administrative	688	—
Total amortization expense	$1,117	$362

As of March 31, 2026, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31,
Amount
(in thousands)
Remainder of 2026	$3,348
2027	4,422
2028	4,400
2029	3,653
2030	3,404
Thereafter	5,683
Total net carrying value of intangible assets	$24,910

7. Related Parties
The Company has a commercial lease agreement with Kipee International, Inc., a related party controlled by a principal stockholder and member of the Company’s board of directors, for Silvaco's corporate office in Santa Clara, California. In connection with this lease arrangement, which expires on April 30, 2028, the Company recorded rent expense of $0.1 million in each of the three months ended March 31, 2026, and 2025. The Company's right-of-use asset and operating lease liability for this property is $0.5 million as of March 31, 2026.
The Company has international office leases with New Horizons (Cambridge) LTD (“NHC”) and New Horizons France (“NHF”) in Cambridgeshire, England and Grenoble, France, respectively. NHC and NHF are real estate entities owned and controlled by a principal stockholder and member of the Company’s board of directors. In connection with these lease arrangements, the Company recorded rent expense of $0.1 million in each of the three months ended March 31, 2026, and 2025. The Company's right-of-use asset and operating lease liability under the NHF lease, which expires on April 30, 2026, is $5.0 thousand as of March 31, 2026.
During the three months ended March 31, 2026, the Company terminated its existing lease with NHC and executed a new office lease with NHC. Accordingly, the Company de-recognized the right-of-use asset and operating lease liability of $0.7 million at the time of termination. Under the new NHC lease, the Company did not record a right-of-use asset and lease liability as the lease is a short-term lease.
In May 2025, the Company and two of our principal stockholders and members of our board of directors (the “Co-Defendants”) agreed to a Settlement Agreement in connection with a trial court judgment awarded to the Nangate Parties. The $32.5 million settlement (the “Settlement Payment”) consists of $16.0 million payable on June 18, 2025, $4.1 million payable on August 15, 2025, $4.1 million payable on November 14, 2025, and final payment of $8.3 million payable on February 13, 2026. Following the execution of the Settlement Agreement, the Co-Defendants, each a principal stockholder of the Company and a member of the Company’s board of directors, executed an apportionment agreement with the Company under which the Co-Defendants agreed to bear 25% of the Settlement Payment, with the Company bearing the remaining 75%. During the three months ended March 31, 2026, the Company made the final payment of $8.3 million and as of March 31, 2026, there is no remaining liability under the Settlement Agreement. Refer to Note 13, Commitments and Contingencies, for additional information.
8. Debt and Financing Obligations
On April 11, 2024, the Company amended its license to use, perform, display, copy, reproduce, modify, adapt, alter, customize, translate or otherwise create derivative works based on certain technology of NXP Semiconductors Netherlands B.V. to develop and make licensed designs for the Company’s account, and to market, demonstrate, promote, sell, offer to sell, distribute and otherwise dispose of such licensed designs for total cash consideration of $6.0 million, to be paid over 5 years, pursuant to which the Company recorded an associated vendor financing obligation, which has a balance of $3.3 million and $3.2 million as of March 31, 2026, and December 31, 2025, respectively. The Company determined that this vendor financing obligation had an imputed interest rate of 9%, which is reflective of its borrowing rate for arrangements with similar terms. The Company recognized interest expense of $0.1 million for the three months ended March 31, 2026, and 2025. The Company’s vendor financing obligation is comprised of the following payments as of March 31, 2026:

For the year ending December 31,	Amount
(in thousands)
Remainder of 2026	1,200
2027	1,200
2028	1,200
Total undiscounted cash flows	$3,600
Less: Imputed interest	325
Present value of vendor financing obligation	$3,275
Vendor financing obligation, current	$1,191
Vendor financing obligation, non-current	$2,084

9. Significant Balance Sheet Components
Prepaid expenses and other current assets consisted of the following:

	March 31	December 31,
	2026	2025
	(in thousands)
Research and development tax credits and grants	$1,514	$1,666
Software and subscriptions	939	1,089
Deferred sales commissions(a)	738	751
Current lease deposits	144	163
Other prepaid expenses	934	1,059
Total prepaid expenses and other current assets	$4,269	$4,728

(a)Balance reflects commissions paid for new contracts, primarily new multi-year term license arrangements to be amortized over the anticipated customer life of five years.
Accrued expenses and other current liabilities consisted of the following:

	March 31	December 31,
	2026	2025
	(in thousands)
Accrued employee expenses	$5,364	$6,263
Accrued taxes payable	1,634	1,333
Accrued operating expense	1,568	1,525
Contingent consideration	1,310	1,741
Accrued royalties payable (a)	317	285
Litigation settlement	—	8,250
Other	92	—
Total accrued expenses and other current liabilities	$10,284	$19,397

(a)Silvaco has entered into various renewable license agreements under which the Company has been granted access to the licensor's technology and the right to sell the technology in its product line. Royalties are payable to developers of the software at various rates and amounts, which generally are based upon unit sales, revenue or flat fees. Royalty fees are reported in cost of revenue upon delivery pursuant to the terms and conditions of the Company’s contractual obligations.

10. Stock-Based Compensation
During the three months ended March 31, 2026, the Company accelerated 101,509 RSUs and recognized $0.5 million of stock-based compensation expense related to the acceleration and grant of fully vested shares related to the Restructuring Plan. Refer to Note 5, Restructuring, for additional information.
As of December 31, 2025, the Company had a bonus accrual of $0.7 million that was expected to be paid in cash. During the three months ended March 31, 2026, the Company amended the bonus terms and settled the liability in shares of common stock. Accordingly, the Company reversed the bonus accrual and recorded the issuance of common stock of $0.7 million in additional paid-in capital.
The Company recorded total stock-based compensation expense of $3.0 million and $2.3 million during the three months ended March 31, 2026, and 2025, respectively. The following table summarizes stock-based compensation expense by function for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cost of revenue	277	199
Research and development	915	244
Selling and marketing	442	323
General and administrative	1,320	1,511
	$2,954	$2,277
As of March 31, 2026, the Company had unrecognized stock-based compensation expense of $17.9 million which is expected to be recognized over a weighted average period of 2.8 years.
11. Income Taxes
During the three months ended March 31, 2026, and March 31, 2025, the Company recorded an Income tax provision of $0.1 million and $0.2 million, respectively. The effective tax rate for the three months ended March 31, 2026, and 2025 was (1.9)% and (1)%, respectively.
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
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and certain foreign jurisdictions. The Company is currently under audit by the Internal Revenue Service for its 2022 return, but no assessments have been issued. There are no audits currently underway for state, local, and foreign authorities. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject for a period of 3 years for federal and 4 years for states, after the utilization of net operating losses and credits.
12. Segment Reporting
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
The following table presents a summary of revenue, payroll expenses, which the CODM reviews in assessing Company performance and deciding how to allocate resources, and total other expenses as a reconciliation to condensed consolidated net loss for the three months ended March 31, 2026, and 2025.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Total revenue	$17,755	$14,092
Expenses
Payroll expenses	16,350	14,532
All other expenses, net	7,265	18,833
Total expenses	23,615	33,365
Net loss	$(5,860)	$(19,273)

13. Commitments and Contingencies
Warranties
The Company typically provides its customers a warranty on its software licenses for a period of no more than 90 days and on its other tools for a period of no more than one year. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three months ended March 31, 2026, and 2025, the Company has not incurred any costs related to warranty obligations.
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

The Company recorded an additional charge to litigation settlement of $13.1 million for the three months ended March 31, 2025. In May 2025, the parties entered into the Settlement Agreement pursuant to which the Company and the Co-Defendants agreed to pay the Nangate Parties an aggregate amount of $32.5 million in full resolution of all claims. In September 2025, the U.S. Court of Appeals for the Ninth Circuit reversed the fraud and breach of contract verdicts following the parties’ joint stipulation, and the parties then dismissed all claims. As of March 31, 2026, there is no remaining liability under the Settlement Agreement. Refer to Note 7, Related Parties, for further information.
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
14. Fair Value of Financial Instruments
Financial instruments measured at fair value on a recurring basis
The following tables present the Company's financial assets and liabilities that are measured at estimated fair value on a recurring basis as of March 31, 2026, and December 31, 2025:

	Fair value measurements as of March 31, 2026
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	3,186	3,186	—	—
Total	$3,186	$3,186	$—	$—
Liabilities:
Contingent consideration	1,310	—	—	1,310
Total	$1,310	$—	$—	$1,310

	Fair value measurements as of December 31, 2025
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	161	161	—	—
Total	161	161	—	—
Available-for-sale marketable securities:
U.S. government agencies securities	1,018	—	1,018	—
Total	1,018	—	1,018	—
Total	$1,179	$161	$1,018	$—
Liabilities:
Contingent consideration	1,741	—	—	1,741
Total	$1,741	$—	$—	$1,741
The Company's level 1 financial assets were valued using quoted prices in active markets for identical assets as of March 31, 2026, and December 31, 2025. The Company’s level 2 financial assets were determined based on third-party inputs which are either directly or indirectly observable, such as reported trades and broker or dealer quotes. The Company's marketable securities have an amortized cost that approximates fair value.

Pursuant to the Company’s stock purchase agreement, as amended, for Tech-X in April 2025, the selling shareholders are entitled to earn out consideration based on technical achievements, of which certain consideration is payable in shares of the Company’s common stock. Refer to Note 4. Acquisitions for additional information. As the Company has an obligation to issue a variable number of shares of common stock, the liability is recorded at its fair value and re-valued period to period with any changes recorded to Interest and other expense, net in the condensed consolidated statements of operations. The amendment does not limit the number of shares that the Company could be required to issue.
The Company's contingent consideration is valued using a discounted cash flow model, and the assumptions used in preparing the discounted cash flow model include estimates for interest rates and the amount of cash flows, in addition to the expected probability of technical achievement.
The following is a reconciliation of changes in the liability related to contingent consideration during the three months ended March 31, 2026:

Three Months Ended March 31,
2026
(in thousands)
Fair value as of January 1,	$1,741
Change in fair value	76
Earn-out payments in cash	(43)
Earn-out payments in shares of common stock	(464)
Fair value as of March 31,	$1,310

15. Sale of Common Stock
On March 13, 2026, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which the Company may conduct registered offers and sales of shares of the Company’s common stock under the Company’s registration statement on Form S-3 (Registration No. 333-291212) and a prospectus supplement dated March 13, 2026, for an aggregate public offering amount of up to $15.0 million. During the three months ended March 31, 2026, the Company issued 752,744 shares of common stock at a weighted average price of $5.75 per share. The Company received gross proceeds of $4.3 million, with $4.0 million funded to the Company after deducting commissions and other related fees of $0.3 million. The commissions and related fees were recorded as a reduction to additional paid-in capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Cautionary Statements Regarding Forward-Looking Information
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included under Part I, Item 1 in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025, included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions set forth in our 2025 Form 10-K. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q titled “Risk Factors.” Forward-looking statements may be identified by words including, but not limited to, “may,” “will,” “could,” “would,” “can,” “should,” “anticipate,” “expect,” “intend,” “believe,” “estimate,” “project,” “continue,” “forecast,” "likely," "potential," "seek," or the negatives of such terms and similar expressions. The information included herein represents our estimates and assumptions as of the date of this filing. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Our TCAD solutions are used in the semiconductor industry to model and optimize manufacturing processes and device performance. This includes foundational TCAD software and more advanced artificial intelligence (“AI”) machine learning for process development, called Fab Technology Co-Optimization (“FTCOTM”). We are a pioneer in the leverage of AI to redefine manufacturing process development in partnership with customers.
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
Our customers include foundries, integrated device manufacturers and fabless semiconductor companies. Our go-to-market strategy centers on selling software solutions and associated maintenance and services. Our software solutions accounted for 65% and 71% of our revenue for the three months ended March 31, 2026, and 2025, respectively, and associated maintenance and services accounted for 35% and 29% of our revenue for the three months ended March 31, 2026, and 2025, respectively.
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

On April 29, 2025, we consummated a stock purchase agreement with the shareholders of Tech-X Corporation (“Tech-X”), pursuant to which we acquired all of the outstanding shares of Tech-X for an aggregate purchase price of $8.2 million. The purchase consideration consisted of (i) $4.1 million in cash, (ii) 457,666 shares of the Company’s common stock with a fair value of $2.4 million on the closing date, and (iii) contingent consideration, with a maximum payout of $2.0 million, and with an estimated fair value of $1.7 million, payable in cash upon the achievement of specified technical milestones through December 2026. In February 2026, the Company amended the form of payment of a portion of the contingent consideration and post-closing net working capital adjustments to be payable in shares of the Company’s common stock. The Company also extended the date through which contingent consideration can be earned to July 2027.
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
For additional information on the potential impact of macroeconomic conditions on our business, see Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
Cost Reduction Initiatives
In October 2025, we began implementing targeted cost-savings initiatives intended to streamline our organizational structure, improve execution, and enhance stockholder value (the “Restructuring Plan”). The Restructuring Plan includes a voluntary early retirement program, a voluntary exit program, an involuntary reduction in force, and certain planned site closures. We expect to incur $5.0 million of costs in connection with the Restructuring Plan that primarily consists of severance costs for 68 terminated employees and other costs such as the site closures as part of our global site strategy. Of the total expected costs, $1.5 million and $1.3 million were incurred during the three months ended March 31, 2026 and year ended December 31, 2025, respectively. We expect to complete the Restructuring Plan in 2026. We anticipate these initiatives will result in significant annualized operating expense reductions. See Note 5 of our condensed consolidated financial statements for further discussion of the Restructuring Plan.
Relationships with Our Existing Customers
Building long-term relationships with our existing customer base is critical in driving renewals for our licenses and overall revenue growth. We have a global sales force that advises semiconductor industry business leaders, fabrication facility managers and the next generation of chip designers on the benefits of our design tools and semiconductor IP. Most of our customers enter into multi-year software license agreements for a fixed price including a multi-year software license and maintenance and services.
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
Our Ability to Scale While Mitigating Increases in Expenses
If we can execute on our growth strategy and grow our revenue through a combination of new customer growth, upgrades and increased usage of our products by existing customers, as well as accretive acquisitions, our results will be impacted by our ability to reduce the rate at which our expenses increase in proportion with a rise in revenue. We believe this is possible in a number of expense line items, which may provide for additional gross margin and operating margin expansion. For example, we anticipate as our existing customers choose to upgrade to newer software solutions, our costs related to the support of legacy software decreases, outpacing any increases in cost related to supporting the upgraded software. Additionally, we have incurred a significant increase in stock-based compensation expense since becoming a public company. However, we do not anticipate that to scale proportionally with our revenue. Finally, we have been able to gain sales efficiencies as our revenue grows, such that our sales and marketing expenses will have decreased as a percentage of revenue. In the aggregate, our ability to keep these expenses from growing proportionally with our revenue may provide for meaningful gross margin and operating margin expansion.
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
We also recognized an immaterial portion of our revenue from device characterization and modeling services for the three months ended March 31, 2026, and 2025. Revenue is recognized upon the completion of the requested services and, as applicable, satisfaction of customer acceptance terms. Revenue from these services is classified as maintenance and service revenue.
Cost of Revenue and Gross Profit
Cost of revenue consists of personnel costs comprised of salaries and benefits for employees directly involved in our customer support function, such as customer support engineering salary and benefits, costs of our other customer services, allocation of overhead and facility costs, amortization of acquired intangible assets, and royalties. We recognized $0.3 million and $0.2 million of stock-based compensation expense in cost of revenue during the three months ended March 31, 2026, and 2025, respectively. We also recognized $0.2 million of amortization associated with our acquired intangible assets in cost of revenue during each of the three months ended March 31, 2026, and 2025. Gross profit represents revenue less cost of revenue.
Operating Expenses
Our operating expenses consist of research and development, selling and marketing, general and administrative expenses, and litigation settlement. Related personnel costs are the most significant component of our operating expenses and consist of salaries, benefits, stock-based compensation expense, bonuses and commissions. Our operating expenses also include consulting costs, facilities, information technology, depreciation and amortization. We expect our operating expenses to fluctuate as a percentage of revenue over time. During the three months ended March 31, 2026, and 2025, we recognized $2.7 million and $2.1 million in total stock-based compensation expense, respectively.
The following table summarizes stock-based compensation expense by function for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Research and development	915	244
Sales and marketing	442	323
General and administrative	1,320	1,511
	$2,677	$2,078

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
General and Administrative
General and administrative expense consists of personnel costs associated with our executive, legal, finance, human resources, information technology and other administrative functions, including salaries, stock-based compensation expense, benefits and bonuses. General and administrative expense also includes professional and consulting fees, accounting fees, legal costs, and allocated overhead costs. We expect general and administrative expense to remain consistent, although it may fluctuate as a percentage of revenue from period to period depending on the timing of these expenses.
Litigation settlement
In May 2025, Silvaco and two of our principal stockholders and members of our board of directors (the “Co-Defendants”) agreed to a settlement (the “Settlement Agreement”) in connection with litigation brought by the former shareholders of Nangate, Inc. (“Nangate”) and a third cross-complainant (together, the “Nangate Parties”). The $32.5 million settlement (the “Settlement Payment”) consists of an initial $16.0 million paid on June 17, 2025, and four quarterly installment payments of $4.1 million each, payable on August 15, 2025, November 14, 2025, February 13, 2026, and May 15, 2026. In September 2025, the U.S. Court of Appeals for the Ninth Circuit reversed the fraud and breach of contract verdicts and the parties dismissed all claims, triggering an acceleration clause in the settlement agreement, resulting in the acceleration of the final installment of the Settlement Payment of $4.1 million from May 15, 2026, to February 13, 2026. Following the execution of the Settlement Agreement, Silvaco and the Co-Defendants also executed an apportionment agreement pursuant to which the Co-Defendants agreed to bear 25% of the Settlement Payment, with Silvaco bearing the remaining 75%. During the three months ended March 31, 2026, we made the remaining payment of $8.3 million. As of March 31, 2026, we had no remaining liability under the Settlement Agreement. See Note 7 and Note 13 of our condensed consolidated financial statements for further discussion.
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
Income tax provision
Income tax provision is our estimate of current tax expense incurred from the condensed consolidated results of operations globally.

Results of Operations
The following table sets forth our results of operations for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands)
Revenue:
Software license revenue	$11,609	$10,009	16%
Maintenance and service	6,146	4,083	51%
Total revenue	17,755	14,092	26%
Cost of revenue	2,417	3,016	(20)%
Gross profit	15,338	11,076	38%
Operating expenses:
Research and development	9,159	4,800	91%
Selling and marketing	4,822	4,719	2%
General and administrative	7,014	8,120	(14)%
Litigation settlement	—	13,069	(100)%
Total operating expenses	20,995	30,708	(32)%
Operating loss	(5,657)	(19,632)	(71)%
Interest income	47	863	(95)%
Interest and other expense, net	(114)	(291)	(61)%
Loss before income tax provision	(5,724)	(19,060)	(70)%
Income tax provision	136	213	(36)%
Net loss	$(5,860)	$(19,273)	(70)%

The following table summarizes our results of operations as a percentage of total revenue for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
	(as a percentage of total revenue)
Revenue:
Software license revenue	65%	71%
Maintenance and service	35%	29%
Total revenue	100%	100%
Cost of revenue	14%	21%
Gross profit	86%	79%
Operating expenses:
Research and development	52%	34%
Selling and marketing	27%	33%
General and administrative	40%	58%
Litigation settlement	—%	93%
Total operating expenses	118%	218%
Operating loss	(32)%	(139)%
Interest income	—%	6%
Interest and other expense, net	(1)%	(2)%
Loss before income tax provision	(32)%	(135)%
Income tax provision	1%	2%
Net loss	(33)%	(137)%

Comparison of the Three Months Ended March 31, 2026, and 2025
In March, April, and August 2025, we acquired the OPC Business, Tech-X, and Mixel, respectively. Accordingly, the results of operations of the OPC Business, Tech-X, and Mixel have been included in our condensed consolidated financial statements since their respective acquisition dates.
Revenue

	Three Months Ended March 31,
	2026	2025
Revenue:	(in thousands)
Software license revenue	$11,609	$10,009
Maintenance and service	6,146	4,083
Total revenue	$17,755	$14,092

Total revenue increased by $3.7 million, or 26%, to $17.8 million for the three months ended March 31, 2026, from $14.1 million for the three months ended March 31, 2025. While revenue in the current period primarily benefited from our recent acquisitions, revenue in the prior period was impacted by lower demand in the Americas and economic challenges in Asia. TCAD revenue and IP revenue increased by $1.7 million and $2.9 million, respectively, while revenue associated with our EDA tools decreased by $1.0 million. Software license revenue increased by $1.6 million, or 16%, to $11.6 million for the three months ended March 31, 2026, from $10.0 million for the three months ended March 31, 2025. Maintenance and service revenue increased by $2.1 million, or 51%, to $6.1 million for the three months ended March 31, 2026, from $4.1 million for the three months ended March 31, 2025.
Gross Profit
Gross profit increased by $4.3 million, or 38%, to $15.3 million for the three months ended March 31, 2026, from $11.1 million for the three months ended March 31, 2025, primarily due to a $3.7 million increase in revenue and a $0.6 million decrease in cost of revenue. Cost of revenue during the three months ended March 31, 2026, decreased primarily due to our cost reduction efforts and restructuring activities. Gross profit margin increased to 86% for the three months ended March 31, 2026, from 79% for the three months ended March 31, 2025, primarily reflecting the higher revenue volume.
Operating Expenses

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating expenses
Research and development	$9,159	$4,800
Selling and marketing	4,822	4,719
General and administrative	7,014	8,120
Litigation settlement	—	13,069
Total operating expenses	$20,995	$30,708

Research and Development Expenses
Research and development expenses increased by $4.4 million, or 91%, to $9.2 million for the three months ended March 31, 2026, from $4.8 million for the three months ended March 31, 2025. This increase was primarily due to a $2.8 million increase in expenses associated with our acquisitions, a $0.8 million increase in employee compensation and benefits due to increased headcount, an increase of $0.7 million in stock-based compensation expense, additional contractor expenses of $0.2 million, and an increase of $0.1 million in depreciation and amortization, partially offset by a decrease of $0.5 million due to restructuring activities.
Selling and Marketing Expenses
Selling and marketing expenses were $4.8 million during the three months ended March 31, 2026, which was relatively flat compared to $4.7 million during the three months ended March 31, 2025.

General and Administrative Expenses
General and administrative expenses decreased by $1.1 million, or 14%, to $7.0 million for the three months ended March 31, 2026, from $8.1 million for the three months ended March 31, 2025. The decrease was driven by a $0.7 million decrease in legal fees related to the Nangate litigation, $0.6 million decrease in employee compensation and benefits due to restructuring activities, and a $0.4 million decrease in acquisition-related legal fees, partially offset by an increase of $0.7 million in depreciation and amortization as a result of recent acquisitions.
Litigation Settlement
Litigation settlement was $0 and $13.1 million for the three months ended March 31, 2026, and March 31, 2025, respectively. See Note 7 and Note 13 of our condensed consolidated financial statements for further discussion.
Interest Income
Interest income reflects interest earned and accretion on our cash equivalents and marketable securities.
Interest and other expense, net
Interest and other expense, net, was $0.1 million and $0.3 million for the three months ended March 31, 2026, and 2025, respectively.
Income tax provision
Income tax provision was $0.1 million and $0.2 million for the three months ended March 31, 2026, and 2025, respectively. See Note 11 of our condensed consolidated financial statements for further discussion.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from payments from our customers, borrowings from a principal stockholder and other lenders, and the net proceeds from the sale of our common stock. Our primary sources of liquidity are cash and cash equivalents including cash generated from operations. As of March 31, 2026, we had $10.9 million in cash and cash equivalents, of which $4.7 million was held by our foreign subsidiaries.
On April 11, 2024, we amended and restated our license agreement with NXP, pursuant to which we recorded an associated vendor financing obligation. The vendor financing obligation was $3.3 million as of March 31, 2026. We determined that the vendor financing obligation had an imputed interest rate of 9%, which is reflective of our borrowing rate with similar terms to that of the license agreement.
On March 13, 2026, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may conduct registered offers and sales of shares of our common stock under our registration statement on Form S-3 (Registration No. 333-291212) and a prospectus supplement dated March 13, 2026, for an aggregate public offering amount of up to $15.0 million. During the three months ended March 31, 2026, we issued 752,744 shares of common stock at a weighted average price of $5.75 per share. We received gross proceeds of $4.3 million, with $4.0 million funded to us after deducting commissions and other related fees of $0.3 million. The commissions and related fees were recorded as a reduction to additional paid-in capital.
If our cash and cash equivalents, including cash generated from operating activities, are not sufficient to satisfy our liquidity requirements, we may be required to seek additional financing. If we raise additional funds by issuing equity securities or convertible debt securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all. See “Risk Factors” in Item 1A in Part II in this Quarterly Report on Form 10-Q for further discussion.
As of March 31, 2026, $3.0 million, or 28%, of our cash and cash equivalents was maintained with one financial institution, where our current deposits are in excess of federally insured limits. Past macroeconomic conditions have resulted in the actual or perceived financial distress of many financial institutions, including the 2023 failures of Silicon Valley Bank, Signature Bank and First Republic Bank and the UBS takeover of Credit Suisse. If the financial institutions with whom we do business were to become distressed or placed into receivership, we may be unable to access the cash we have on deposit with such institutions. If we are unable to access our cash as needed, our financial position and ability to operate our business could be adversely affected.

Cash Flows
The following table summarizes changes in our cash flows for the periods indicated.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash provided by (used in):
Operating activities	(11,022)	(1,135)
Investing activities	1,000	11,404
Financing activities	3,688	(503)
Effect of exchange rate fluctuations	1	117
Net change in cash and cash equivalents	$(6,333)	$9,883

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
Net cash used in operating activities for the three months ended March 31, 2026, was $11.0 million compared to $1.1 million of net cash used in operating activities for the three months ended March 31, 2025. The $9.9 million increase in net cash used in operating activities reflects a decrease of $12.2 million in net working capital, primarily driven by $8.3 million of cash paid under the Settlement Agreement, and a decrease of $11.1 million in the non-cash effects of stock-based compensation expense, provision for credit losses, change in fair value of contingent consideration, depreciation and amortization, and the accretion of discount on marketable securities. This use of cash was partially offset by a $13.4 million decrease in net loss.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2026, was $1.0 million, as compared to $11.4 million net cash provided by investing activities for the three months ended March 31, 2025. Cash provided by investing activities during the three months ended March 31, 2026, included $1.0 million of maturities in marketable securities. During the three months ended March 31, 2025, cash provided by investing activities included $23.0 million of maturities in marketable securities partially offset by $11.5 million in cash used to acquire OPC and $0.1 million in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026, was $3.7 million, as compared to net cash used in financing activities of $0.5 million for the three months ended March 31, 2025. Net cash provided during the three months ended March 31, 2026, includes $4.0 million in net proceeds from the issuance of common stock, partially offset by payroll taxes related to shares withheld from employees of $0.3 million and payments of acquisition related earn-out of $43.0 thousand. Net cash used during the three months ended March 31, 2025, includes payroll taxes related to shares withheld from employees of $0.3 million and payments on our vendor financing obligation $0.2 million.
Effects of Exchange Rate Fluctuations on Cash and Cash Equivalents
The effects of exchange rate fluctuations on cash and cash equivalents were $1.0 thousand and $0.1 million for the three months ended March 31, 2026, and 2025, respectively.

Contractual Obligations
Our financial commitments for contractual obligations as of March 31, 2026, include operating leases, vendor financing obligation, and contingent consideration. See Note 7, Note 8, and Note 14 of our condensed consolidated financial statements for further discussion.
Litigation Settlement
In May 2025, Silvaco and the Co-Defendants agreed to the Settlement Agreement in connection with litigation brought by the Nangate Parties. The Settlement Payment consists of an initial $16.0 million payment due on June 18, 2025, and four quarterly installment payments of $4.1 million each, payable on August 15, 2025, November 14, 2025, February 13, 2026, and May 15, 2026. In September 2025, the U.S. Court of Appeals for the Ninth Circuit reversed the fraud and breach of contract verdicts and the parties dismissed all claims, triggering an acceleration clause in the settlement agreement, resulting in the acceleration of the final installment of the Settlement Payment of $4.1 million from May 15, 2026, to February 13, 2026. Following the execution of the Settlement Agreement, Silvaco and the Co-Defendants also executed an apportionment agreement under which the Co-Defendants agreed to bear 25% of the Settlement Payment, with Silvaco bearing the remaining 75%. During the three months ended March 31, 2026, we made the remaining payment of $8.3 million. As of March 31, 2026, we had no remaining liability under the Settlement Agreement. See Note 7 and Note 13 of our condensed consolidated financial statements for further discussion.
Off-Balance Sheet Arrangements
As of March 31, 2026, we did not have any off-balance sheet arrangements. As of December 31, 2025, we maintained an irrevocable standby letter of credit issued in connection with the Settlement Agreement, which was terminated during the three months ended March 31, 2026.
Critical Accounting Policies and Significant Judgments and Estimates
There have not been any material changes during the three months ended March 31, 2026, to the methodology applied by management for critical accounting policies previously disclosed in our audited financial statements set forth in our 2025 Form 10-K. For further discussion of our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2025 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
Information regarding our current legal proceedings can be found in Note 13 of our unaudited condensed consolidated financial statements.
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and our 2025 Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited and unaudited consolidated financial statements and related notes. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe to be material. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
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
We compete principally on the basis of technology, solution quality and features, license terms, compatibility, reliability, interoperability among products and price and payment terms. Specifically, we believe the following competitive factors affect our success:
•Our ability to anticipate and lead critical development cycles and technological shifts, innovate rapidly and efficiently, and improve our existing software solutions;
•Decisions by semiconductor companies and/or OEMs to develop IP internally, rather than license IP from outside vendors due to strategic changes, enhanced internal capability, budget constraints or excess engineering capacity;
•Our ability to offer products that provide both a high level of integration and a high level of individual product performance;
•Our ability to maintain and improve upon our current research and development;
•The challenges of developing or acquiring technology solutions that meet the rapidly evolving requirements of next-generation design challenges; and
•Our ability to compete on the basis of payment terms.
•If we fail to successfully manage any of these competitive factors or fail to address new competitive forces, our business, operating results and financial condition may be adversely affected.
Our operating results are subject to significant fluctuations and, as a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.
Many factors have in the past and may in the future cause our bookings, revenue and net income (loss) to fluctuate, including, among other things:
•Changes in demand for our products and services;
•Product competition in the TCAD, EDA and IP industries;
•Our ability to innovate and introduce new products and services or effectively reallocate resources across our businesses to target the highest growth opportunities and meet customer demand;
•Failures or delays in completing sales due to our lengthy sales cycle, which often includes a substantial customer evaluation and approval process;
•Our ability to implement effective cost control measures and business transformation initiatives, including those related to our workforce;
•Our dependence on a relatively small number of large customers for a large portion of our revenue in a given quarter, and the impact of timing requirements and the value of contract renewals;
•Key customers continuing to renew licenses and purchase additional products from us;
•Changes to the amount, composition and valuation of, and any impairments to or write-offs of, our assets or strategic investments;
•Changes in the mix of our products sold, as increased sales of our products with lower gross margins, may reduce our overall margins; and
•Natural variability in the timing of intellectual property drawdowns, which can be difficult to predict.
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
A significant portion of our revenue comes from outside the United States. During the three months ended March 31, 2026, and 2025, 56% and 80%, respectively, of our revenue was from international customers. In addition, we have significant non-U.S. operations. This requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects, and ensure intellectual property protection outside of the U.S. Our international operations and sales subject us to a number of increased risks, including:
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
During the three months ended March 31, 2026, and 2025, 15% and 14% of our revenue was derived from customers in China, respectively. Our operating expenses in China were $1.1 million and $0.9 million, respectively, for the three months ended March 31, 2026, and 2025. As a result, the economic, political, legal and social conditions in China could harm our business. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop or license in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:
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
In May 2025, BIS sent letters to certain U.S. developers of EDA tools that export licenses would be required for exporting EDA software to China, although we did not receive such a letter. BIS revoked these export restrictions on July 3, 2025, as part of an agreement intended to ease bilateral trade tensions with China around advanced technologies. Notwithstanding this revocation, future expansions, reinterpretations, or reimposition of export controls targeting EDA software could restrict our ability to license or support software in China.
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
For example, the United States and Israel, on the one hand, and Iran and other regional adversaries, including Hezbollah, on the other hand, have engaged in direct military hostilities. While we do not currently consider the regional conflict between the United States and Israel and their adversaries to have had a material impact on our business, the ongoing regional conflict could have a negative impact on the economy and business activity globally, and therefore could adversely affect our results of operations, financial condition and cash flow. During the three months ended March 31, 2026, and 2025, we generated $36.6 thousand and $0.2 million in revenues from customers in the Middle East, respectively. As of March 31, 2026, we had 104 employees in Egypt.
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
As of March 31, 2026, we had 13 employees, 9 contractors, and 4 interns in Ukraine, all of whom were working remotely. If our employees in Ukraine become subject to a military draft or are unable to work due to the ongoing conflict, the development of our next generation software could be delayed, which could negatively impact our business.
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
As of March 31, 2026, Ms. Ngai-Pesic and the members of her immediate family (the “Pesic Family”) collectively own more than 56.7% of our total outstanding common stock. As a result of the Pesic Family collectively holding more than 50% of the voting power of our company, we are a “controlled company” within the meaning of the Nasdaq listing rules. Therefore, we are not required to comply with certain corporate governance rules that would otherwise apply to us as a listed company on Nasdaq, including the requirements that (i) we have a majority of independent directors on our board of directors; (ii) the compensation of our executive officers be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected or recommended for our board be approved either by a majority of the independent directors or a nominating committee comprised solely of independent directors.
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
We lease several office facilities from entities controlled by Ms. Ngai-Pesic, pursuant to which we recorded a rent expense of $0.1 million for both the three months ended March 31, 2026, and 2025. Because we are controlled by the Pesic Family, we may not have the leverage to negotiate extensions or amendments to our agreements on terms as favorable to us compared to those we would negotiate with an unaffiliated third party. See Note 7 to our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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
We are involved in various investigations, claims and legal proceedings from time to time that arise in the ordinary course of our business activities, which are and can be related to intellectual property, indemnification, mergers and acquisitions, licensing, contracts, customers, products, distribution and other commercial arrangements and employee relations matters. For example, we previously commenced legal proceedings against certain of our customers to protect our intellectual property rights and may do so again in the future, which could result in resentment within our customer base and adversely affect our business, financial condition and results of operations. In addition, the settlement of our litigation with the former stockholders of Nangate, Inc. had an adverse effect on our business, financial condition and results of operations. There can be no assurance that in the future we will not experience similarly unfavorable litigation outcomes, which could have a material adverse effect on our business, financial condition and results of operations. Other active proceedings include customary audit activities by various taxing authorities and legal proceedings.
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
In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act. Accordingly, our condensed consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Silvaco Group, Inc. (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2026)

3.2	Amended and Restated Bylaws of Silvaco Group, Inc. (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2026)

4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration on Form S-1 (No. 333-278666) initially filed with the Securities and Exchange Commission on April 12, 2024)

4.2
Registration Rights Agreement, dated April 12, 2024, among the Registrant and the stockholders named therein (filed as Exhibit 10.25 to the Registrant’s Registration on Form S-1 (No. 333-278666) initially filed with the Securities and Exchange Commission on April 12, 2024)

4.3
Stockholders Agreement, dated April 12, 2024, among the Registrant and the stockholders named therein (filed as Exhibit 10.26 to the Registrant’s Registration on Form S-1 (No. 333-278666) initially filed with the Securities and Exchange Commission on April 12, 2024)

10.1
Open Market Sales Agreement, dated March 13, 2026, by and between Silvaco Group, Inc. and Jefferies LLC. (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2026)

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on May 7, 2026.

SILVACO GROUP, INC.

/s/ Walden C. Rhines
Name: Dr. Walden C. Rhines Title: Chief Executive Officer

/s/ Christopher J. Zegarelli
Name: Christopher J. Zegarelli Title: Chief Financial Officer