Form 10-Q
period 2026-06-30
Silvaco Group, Inc.
filed 2026-08-06
CIK 1943289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
As of August 3, 2026, the registrant had 33,885,758 shares of common stock, $0.0001 par value per share, outstanding.

SIGNATURES

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and par value amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$13,000	$9,008
Restricted cash	—	8,250
Current marketable securities	—	1,018
Accounts receivable, net	11,622	9,710
Contract assets, net	13,871	13,362
Prepaid expenses and other current assets	4,831	4,728
Total current assets	43,324	46,076
Non-current assets:
Property and equipment, net	1,272	1,525
Operating lease right-of-use assets, net	1,765	3,114
Intangible assets, net	23,784	26,027
Goodwill	30,070	30,070
Non-current portion of contract assets	13,717	14,272
Other assets	1,352	1,558
Total non-current assets	71,960	76,566
Total assets	$115,284	$122,642
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,588	$3,483
Accrued expenses and other current liabilities	10,249	19,397
Accrued income taxes	990	2,486
Deferred revenue, current	8,056	10,751
Operating lease liabilities, current	979	1,121
Vendor financing obligation, current	2,305	1,165
Total current liabilities	25,167	38,403
Non-current liabilities:
Deferred revenue, non-current	4,694	5,157
Operating lease liabilities, non-current	770	1,961
Vendor financing obligation, non-current	1,018	2,038
Other non-current liabilities	—	94
Total liabilities	31,649	47,653
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 33,682,164 and 30,948,403 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	164,641	146,136
Accumulated deficit	(78,755)	(69,218)
Accumulated other comprehensive loss	(2,254)	(1,932)
Total stockholders' equity	83,635	74,989
Total liabilities and stockholders' equity	$115,284	$122,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Software license revenue	$11,821	$7,217	$23,430	$17,226
Maintenance and service	5,985	4,831	12,131	8,914
Total revenue	17,806	12,048	35,561	26,140
Cost of revenue	2,644	3,504	5,061	6,520
Gross profit	15,162	8,544	30,500	19,620
Operating expenses:
Research and development	8,811	5,907	17,970	10,707
Selling and marketing	3,866	4,714	8,688	9,433
General and administrative	6,484	8,066	13,498	16,186
Litigation settlement	—	—	—	13,069
Total operating expenses	19,161	18,687	40,156	49,395
Operating loss	(3,999)	(10,143)	(9,656)	(29,775)
Interest income	29	651	76	1,514
Interest and other expense, net	(380)	(443)	(494)	(734)
Loss before income tax benefit	(4,350)	(9,935)	(10,074)	(28,995)
Income tax benefit	(673)	(526)	(537)	(313)
Net loss	$(3,677)	$(9,409)	$(9,537)	$(28,682)
Net loss per share:
Basic and diluted	$(0.11)	$(0.32)	$(0.30)	$(0.99)
Weighted average shares used in computing per share amounts:
Basic and diluted	33,017,435	29,312,982	32,196,234	29,005,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(3,677)	$(9,409)	$(9,537)	$(28,682)
Other comprehensive income (loss):
Foreign currency translation adjustments	(35)	820	(322)	1,096
Unrealized loss on marketable securities	—	(51)	—	(121)
Comprehensive loss	$(3,712)	$(8,640)	$(9,859)	$(27,707)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except share amounts)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2026	32,234,263	$3	$154,007	$(75,078)	$(2,219)	$76,713
Issuance of common stock in connection with the open market sale agreement, net of commissions and related fees	707,993	—	7,059	—	—	7,059
Commitment to issue common stock to settle obligations due to Tech-X shareholder	—	—	667	—	—	667
Issuance of common stock for share-based award plans, net of tax withholdings	739,908	—	510	—	—	510
Stock-based compensation expense	—	—	2,398	—	—	2,398
Other comprehensive loss	—	—	—	—	(35)	(35)
Net loss	—	—	—	(3,677)	—	(3,677)
Balance, June 30, 2026	33,682,164	$3	$164,641	$(78,755)	$(2,254)	$83,635

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2025	28,805,280	$3	$132,937	$(47,285)	$(2,062)	$83,593
Issuance of common stock in a business combination	457,666	—	2,435	—	—	2,435
Issuance of common stock for share-based award plans, net of tax withholdings	340,548	—	28	—	—	28
Stock-based compensation expense	—	—	2,172	—	—	2,172
Other comprehensive loss	—	—	—	—	769	769
Net loss	—	—	—	(9,409)	—	(9,409)
Balance, June 30, 2025	29,603,494	$3	$137,572	$(56,694)	$(1,293)	$79,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except share amounts)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2025	30,948,403	$3	$146,136	$(69,218)	$(1,932)	$74,989
Issuance of common stock in connection with the open market sale agreement, net of commissions and related fees	1,460,737	—	11,051	—	—	11,051
Issuance of common stock to settle obligations due to Tech-X shareholder	167,281	—	565	—	—	565
Commitment to issue common stock to settle obligations due to Tech-X shareholder	—	—	667	—	—	667
Issuance of common stock for share-based award plans, net of tax withholdings	1,105,743	—	249	—	—	249
Stock-based compensation expense	—	—	5,973	—	—	5,973
Other comprehensive loss	—	—	—	—	(322)	(322)
Net loss	—	—	—	(9,537)	—	(9,537)
Balance, June 30, 2026	33,682,164	$3	$164,641	$(78,755)	$(2,254)	$83,635

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	28,526,615	$3	$130,360	$(28,012)	$(2,268)	$100,083
Issuance of common stock in a business combination	457,666	—	2,435	—	—	2,435
Issuance of common stock for share-based award plans, net of tax withholdings	619,213	—	(225)	—	—	(225)
Stock-based compensation expense	—	—	5,002	—	—	5,002
Other comprehensive loss	—	—	—	—	975	975
Net loss	—	—	—	(28,682)	—	(28,682)
Balance, June 30, 2025	29,603,494	$3	$137,572	$(56,694)	$(1,293)	$79,588
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(9,537)	$(28,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,475	1,146
Stock-based compensation expense	5,831	4,397
Provision for estimated credit losses	154	116
Litigation settlement	—	13,069
Accretion (amortization) of discounts (premiums) on marketable securities, net	18	(462)
Change in fair value of contingent consideration	187	52
Changes in operating assets and liabilities:
Accounts receivable	(1,895)	97
Contract assets	(449)	4,832
Prepaid expenses and other current assets	(314)	(1,073)
Other assets	204	32
Accounts payable	(896)	(1,576)
Accrued expenses and other current liabilities	(6,780)	(16,586)
Related party funding of litigation settlement	—	6,000
Accrued income taxes	(1,492)	(714)
Deferred revenue	(2,917)	2,719
Other non-current liabilities	(1,113)	20
Net cash used in operating activities	(16,524)	(16,613)
Cash flows from investing activities:
Sales of marketable securities	—	10,345
Maturities of marketable securities	1,000	32,000
Acquisition of businesses	—	(14,306)
Purchases of property and equipment	(14)	(222)
Net cash provided by investing activities	986	27,817
Cash flows from financing activities:
Proceeds from issuance of common stock	12,193	361
Payments of equity issuance costs	(606)	—
Payment of payroll taxes related to shares withheld from employees	(287)	(586)
Payments of contingent consideration	(43)	(46)
Payments of vendor financing obligation	—	(1,328)
Net cash provided by (used in) financing activities	11,257	(1,599)
Effect of exchange rate fluctuations on cash and cash equivalents	23	421
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,258)	10,026
Cash, cash equivalents, and restricted cash beginning of period	17,258	19,606
Cash, cash equivalents, and restricted cash, end of period	$13,000	$29,632

Cash and cash equivalents	13,000	13,132
Restricted cash	—	16,500
Total cash, cash equivalents and restricted cash	$13,000	$29,632
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business
Silvaco Group, Inc. (“Silvaco” and the “Company” refers to Silvaco Group, Inc. and its subsidiaries, unless the context specifically requires otherwise) was incorporated as a Delaware corporation on November 18, 2009. The Company is a provider of technology computer aided design (“TCAD”) software, electronic data automation (“EDA”) software and semiconductor intellectual property (“SIP”). TCAD, EDA and SIP solutions enable semiconductor companies to increase productivity, accelerate their products’ time-to-market and reduce their development and manufacturing costs. The Company’s TCAD solutions are used in the semiconductor industry to model and optimize manufacturing processes and device performance. The Company’s EDA software is used by semiconductor companies to design, simulate, and verify semiconductors. The Company’s SIP portfolio includes a range of products, including foundation technology, such as standard cells and memory compilers, as well as a suite of interface technologies. The Company’s customers include semiconductor manufacturers and systems companies that design and manufacture products containing semiconductors. Semiconductors are at the heart of innovation in many industries, including AI, display, power devices, automotive, memory, hyperscale and cloud computing, Internet of Things, telecommunications and many more.
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
The condensed consolidated financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026, and 2025, are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these condensed consolidated financial statements, as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025, and the related notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026. The condensed consolidated balance sheet as of December 31, 2025, was derived from the audited consolidated financial statements as of that date. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the condensed consolidated financial statements.
The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the Company’s operating results to be expected for the full fiscal year or any other future interim or annual period.
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

Concentrations of credit risk
Accounts receivable from customers representing 10% or more of the Company’s total accounts receivable were as follows:

	June 30,	December 31,
	2026	2025
Customer A	17%	11%
Customer B	12%	14%
Customer C	*	10%

* Customer accounted for less than 10% of total accounts receivable at period end.
Revenue from customers representing 10% or more of the Company’s total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer D	*	11%	*	*

* Customer accounted for less than 10% of total revenue during the period.
In addition to the concentration of credit risk with respect to trade receivables and revenue, the Company's cash on deposit with financial institutions is also exposed to concentration risk. The Company's cash on deposit with financial institutions is insured through various public and private bank deposit insurance programs, foreign and domestic; however, a significant portion of cash balances held as of June 30, 2026, and December 31, 2025, exceeded insured limits.
As of June 30, 2026, $5.5 million, or 43%, of the Company’s cash and cash equivalents was maintained with one financial institution, where the Company’s current deposits are in excess of federally insured limits, and $5.3 million, or 41%, was held by the Company’s foreign subsidiaries.
Accumulated other comprehensive loss
Accumulated other comprehensive loss is composed of foreign currency translation adjustments and unrealized gains and losses on marketable securities.
Foreign currencies
The financial statements of Silvaco's international subsidiaries with local functional currencies are translated to U.S. dollars upon consolidation. Assets and liabilities are translated at the effective exchange rate on the balance sheet date. Results of operations are translated at average exchange rates, which approximate rates in effect when the underlying transactions occur. The Company recorded foreign currency translation adjustments of $35 thousand and $0.3 million for the three and six months ended June 30, 2026, respectively, and $0.8 million and $1.0 million for the same period in 2025, within accumulated other comprehensive loss.
Certain of the Company’s sales and intercompany transactions are denominated in foreign currencies. These transactions are recorded in functional currency at the appropriate exchange rate on the transaction date. Monetary assets and liabilities denominated in a currency other than the Company's functional currency or its subsidiaries' functional currencies are remeasured at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in Interest and other expense, net, in the Company’s condensed consolidated statements of operations. The Company recorded net foreign exchange transaction losses of $32 thousand and $0.2 million for each of the three and six months ended June 30, 2026, respectively and $0.3 million and $0.5 million for the same period in 2025.
Net loss per share
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding. Because the Company was in a loss position for all periods presented, the diluted earnings per share are equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.

The following outstanding securities were excluded from the computation of diluted net loss per share because the effect would be antidilutive.

	June 30,
	2026	2025
Restricted Stock Unit (“RSU”) Grants	3,744,560	2,895,398
Employee Stock Purchase Plan	73,964	—
Contingently issuable shares to the CEO	58,275	—
Total	3,876,799	2,895,398

Reclassifications
Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss, total assets, total liabilities, or total stockholders' equity.
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
Revenue from software licenses is classified as software license revenue. Software license revenue is primarily recognized upfront upon delivery of the licensed software. Revenue associated with the license of the Company’s SIP is classified as software license revenue and recognized as revenue (i) upfront upon delivery of the standard

SIP license, or (ii) over time when customization services are combined with the SIP license, as specific contractual milestones are met and incremental functionality is delivered to the customer.
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
Transaction price allocated to the remaining performance obligations
As of June 30, 2026, approximately $45.0 million of revenue is expected to be recognized from remaining performance obligations. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. The Company's backlog represents contracted future revenue associated with multi-year customer arrangements that have not yet been billed because the related annual billing period has not yet commenced. The Company expects to recognize revenue on approximately 52% of these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
Deferred revenue
Deferred revenue is comprised mainly of unearned revenue related to PCS on software licenses and pending software license and SIP license deliveries. Deferred revenue also includes contracts for professional services to be performed in the future.
During the six months ended June 30, 2026, the Company recognized revenue of $6.6 million that was included in the total deferred revenue balance as of December 31, 2025. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue recognized during the six months ended June 30, 2026, as described above.

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
The following is a summary of the assets acquired and liabilities assumed in the OPC Business acquisition.

Asset Type	Useful Life (Years)	Fair Value
		(in thousands)
Contract asset		$615
Deferred tax asset		164
Developed Technology	7	1,000
Customer Relationships	6	4,990
Goodwill		5,147
Deferred revenue		(416)
Net assets acquired and liabilities assumed		$11,500

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
During the three and six months ended June 30, 2025, the Company incurred $0 and $0.7 million of acquisition-related expenses, respectively, in connection with the acquisition of the OPC Business, which were recognized in general and administrative expense on the condensed consolidated statements of operations. The Company did not incur any acquisition-related expenses during the three and six months ended June 30, 2026.

Tech-X Corporation
On April 29, 2025, the Company consummated a stock purchase agreement with the shareholders of Tech-X Corporation (“Tech-X”), pursuant to which Silvaco agreed to acquire all of the outstanding shares of Tech-X for an aggregate purchase price of $8.2 million. The purchase consideration consisted of (i) $4.1 million in cash, (ii) 457,666 shares of the Company’s common stock with a fair value of $2.4 million on the closing date, and (iii) contingent consideration, with a maximum payout of $2.0 million, and with an estimated fair value of $1.7 million, payable upon the achievement of specified technical milestones through December 2026. In February 2026, the Company and a selling shareholder of Tech-X agreed to amend the form of payment of the contingent consideration and post-closing net working capital adjustments to be payable in shares of the Company’s common stock. As a result of the achievement of the first milestone and to settle the net working capital adjustments, the Company issued 167,281 shares of its common stock in February 2026 to a shareholder of Tech-X and recorded the issuance of shares at its fair value of $0.7 million in additional paid in capital. The Company paid the remainder of the earnout consideration attributable to the achievement of the first milestone in cash of $43.0 thousand. The Company and the Tech-X selling shareholder representative also agreed to extend the date through which contingent consideration can be earned to July 2027. During the three and six months ended June 30, 2026, the second earn-out milestone was achieved. As a result, the Company became obligated to pay cash of $0.1 million and issue 69,062 shares of common stock with a fair value of $0.7 million, which was recorded in additional paid in capital.
The fair value of the contingent consideration was determined using a discounted cash flow model utilizing a probability weighted analysis, and is re-valued period to period with any changes recorded to interest expense and other income (expense), net in the consolidated statements of loss. Refer to Note 14, Fair Value of Financial Instruments for additional information.
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
The following is a summary of the fair value of assets acquired and liabilities assumed in the Tech-X acquisition.

Asset Type	Useful Life (Years)	Fair Value
		(in thousands)
Cash		$851
Accounts receivable		749
Prepaid expenses and other current assets		75
Property and equipment		33
Customer relationships	6	1,730
Developed technology	7	1,280
Trade name	2	130
Goodwill		4,385
Accounts payable		(104)
Accrued expenses and other current liabilities		(303)
Deferred tax liability		(572)
Deferred revenue		(80)
Net assets acquired and liabilities assumed		$8,174

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

During the three and six months ended June 30, 2025, the Company incurred $0.8 million of acquisition-related expenses in connection with the acquisition of Tech-X, which were recognized in general and administrative expense on the condensed consolidated statements of operations. The Company did not incur acquisition-related expenses during the three and six months ended June 30, 2026.
5. Restructuring
In October 2025, the Company began implementing targeted cost-savings initiatives intended to streamline the Company’s organizational structure, improve execution, and enhance stockholder value (the “Restructuring Plan”). The Company announced a voluntary early retirement program and a voluntary exit program available to certain employees in the United States, Asia, and Europe that meet the eligibility criteria. Participating employees received acceleration of any unvested RSUs held by the participating employees together with a grant of fully vested shares, such that the total value of the accelerated RSUs and additional shares is equal to four, six, or twelve months of the participating employee’s salary. In connection with the Restructuring Plan, on November 24, 2025, the Company also announced an involuntary reduction in force in the United States, which has continued during the three and six months ended June 30, 2026. The Company expects to incur up to $5.0 million of costs in connection with the Restructuring Plan that primarily consists of severance costs for 82 terminated employees and other costs such as the site closures as part of its global site strategy. Of the total expected costs, $0.9 million and $2.4 million were incurred during the three and six months ended June 30, 2026, respectively. The Company expects to complete the Restructuring Plan in 2026.
The Company has $0.8 million and $0.1 million of remaining obligations related to the Restructuring Plan as of June 30, 2026 and December 31, 2025, respectively, which are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. The following table presents the change in the Company’s restructuring accrual balances during the reported period (in thousands):

	Employee Compensation	Other	Total
Balance as of December 31, 2025	$33	$69	$102
Charges	2,394	—	2,394
Cash payments	(926)	(69)	(995)
Non-cash payments	(661)	—	(661)
Balance as of June 30, 2026	$840	$—	$840
Restructuring expenses are included within operating expenses in the condensed consolidated statements of operations as follows during the three and six months ended June 30, 2026 (in thousands):

	Three Months Ended	Six Months Ended
Cost of revenue	$—	$63
Research and development	916	1,135
Sales and marketing	8	557
General and administrative	—	639
Total	$924	$2,394

6. Intangible Assets
As of June 30, 2026, and December 31, 2025, intangible assets were classified as follows:

		June 30, 2026
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	7	$4,980	$(757)	$4,223
Customer relationships	7	14,120	(2,406)	11,714
Trade name	12	5,630	(496)	5,134
Licensed IP	5	4,979	(2,266)	2,713
Total intangible assets		$29,709	$(5,925)	$23,784

On January 1, 2026, the Company retired $0.8 million of intangible assets that were fully amortized.

		December 31, 2025
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	7	$5,780	$(1,199)	$4,581
Customer relationships	7	14,120	(1,307)	12,813
Trade name	12	5,630	(234)	5,396
Non-compete agreements	5	20	(20)	—
Licensed IP	5	4,979	(1,742)	3,237
Total intangible assets		$30,529	$(4,502)	$26,027

Amortization expense for the three and six months ended June 30, 2026, and 2025 was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$247	$249	$496	$498
Research and development	178	71	358	122
General and administrative	674	302	1,362	364
Total amortization expense	$1,099	$622	$2,216	$984

As of June 30, 2026, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31,
Amount
(in thousands)
Remainder of 2026	$2,196
2027	4,366
2028	4,344
2029	3,604
2030	3,357
Thereafter	5,917
Total net carrying value of intangible assets	$23,784

7. Related Parties
The Company has a commercial lease agreement with Kipee International, Inc., a related party controlled by a principal stockholder and member of the Company’s board of directors, for Silvaco's corporate office in Santa Clara, California. In connection with this lease arrangement, which expires on April 30, 2028, the Company recorded rent expense of $0.1 million for both the three and six months ended June 30, 2026, respectively. The Company recorded $0.1 million for same period in 2025. The Company's right-of-use asset and operating lease liability for this property is $0.5 million as of June 30, 2026.
The Company has international office leases with New Horizons (Cambridge) LTD (“NHC”) and New Horizons France (“NHF”) in Cambridgeshire, England and Grenoble, France, respectively. NHC and NHF are real estate entities owned and controlled by a principal stockholder and member of the Company’s board of directors. In connection with these lease arrangements, the Company recorded an immaterial amount of rent expense for the three and six months ended June 30, 2026, and 2025. During the three and six months ended June 30, 2026, the NHF lease expired and the Company extended the lease for an additional three months. Under the extended NHF lease, the Company did not record a right-of-use asset and lease liability as the lease is a short-term lease.
During the six months ended June 30, 2026, the Company terminated its existing lease with NHC and executed a new office lease with NHC. Accordingly, the Company derecognized the right-of-use asset and operating lease liability of $0.7 million at the time of termination. Under the new NHC lease, the Company did not record a right-of-use asset and lease liability as the lease is a short-term lease.
In May 2025, the Company and two of our principal stockholders and members of our board of directors (the “Co-Defendants”) agreed to a Settlement Agreement in connection with a trial court judgment awarded to the Nangate Parties. The $32.5 million settlement (the “Settlement Payment”) consists of $16.0 million payable on June 18, 2025, $4.1 million payable on August 15, 2025, $4.1 million payable on November 14, 2025, and final payment of $8.3 million payable on February 13, 2026. Following the execution of the Settlement Agreement, the Co-Defendants, each a principal stockholder of the Company and a member of the Company’s board of directors, executed an apportionment agreement with the Company under which the Co-Defendants agreed to bear 25% of the Settlement Payment, with the Company bearing the remaining 75%. During the six months ended June 30, 2026, the Company made the final payment of $8.3 million and as of June 30, 2026, there is no remaining liability under the Settlement Agreement. Refer to Note 13, Commitments and Contingencies, for additional information.

8. Debt and Financing Obligations
On April 11, 2024, the Company amended its license to use, perform, display, copy, reproduce, modify, adapt, alter, customize, translate or otherwise create derivative works based on certain technology of NXP Semiconductors Netherlands B.V. to develop and make licensed designs for the Company’s account, and to market, demonstrate, promote, sell, offer to sell, distribute and otherwise dispose of such licensed designs for total cash consideration of $6.0 million, to be paid over 5 years, pursuant to which the Company recorded an associated vendor financing obligation, which has a balance of $3.3 million and $3.2 million as of June 30, 2026, and December 31, 2025, respectively. The Company determined that this vendor financing obligation had an imputed interest rate of 9%, which is reflective of its borrowing rate for arrangements with similar terms. The Company recognized interest expense of $0.1 million for the three and six months ended June 30, 2026, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively. The Company’s vendor financing obligation is comprised of the following payments as of June 30, 2026:

For the year ending December 31,	Amount
(in thousands)
Remainder of 2026	1,200
2027	1,200
2028	1,200
Total undiscounted cash flows	$3,600
Less: Imputed interest	277
Present value of vendor financing obligation	$3,323
Vendor financing obligation, current	$2,305
Vendor financing obligation, non-current	$1,018

9. Significant Balance Sheet Components
Prepaid expenses and other current assets consisted of the following:

	June 30	December 31,
	2026	2025
	(in thousands)
Research and development tax credits and grants	$1,741	$1,666
Software and subscriptions	1,138	1,089
Deferred sales commissions(a)	725	751
Current lease deposits	—	163
Other prepaid expenses	1,227	1,059
Total prepaid expenses and other current assets	$4,831	$4,728

(a)Balance reflects commissions paid for new contracts, primarily new multi-year term license arrangements to be amortized over the anticipated customer life of five years.
Accrued expenses and other current liabilities consisted of the following:

	June 30	December 31,
	2026	2025
	(in thousands)
Accrued employee expenses	$5,712	$6,263
Accrued taxes payable	1,496	1,333
Accrued operating expenses	1,962	1,525
Contingent consideration	754	1,741
Accrued royalties payable (a)	325	285
Litigation settlement	—	8,250
Total accrued expenses and other current liabilities	$10,249	$19,397

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

10. Stock-Based Compensation
During the three and six months ended June 30, 2026, the Company accelerated 13,790 and 115,299 RSUs and recognized $0.2 million and $0.7 million of stock-based compensation expense related to the acceleration and grant of fully vested shares related to the Restructuring Plan, respectively. Refer to Note 5, Restructuring, for additional information.
As of December 31, 2025, the Company had a bonus accrual of $0.7 million that was expected to be paid in cash. During the six months ended June 30, 2026, the Company amended the bonus terms and settled the liability in shares of common stock. Accordingly, the Company reversed the bonus accrual and recorded the issuance of common stock of $0.7 million in additional paid-in capital.
The Company recorded total stock-based compensation expense of $2.9 million and $5.8 million during the three and six months ended June 30, 2026, respectively, as compared to $2.1 million and $4.4 million, for the same period in 2025, respectively. The following table summarizes stock-based compensation expense by function for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of revenue	301	359	578	558
Research and development	1,177	576	2,092	820
Selling and marketing	421	411	863	734
General and administrative	978	774	2,298	2,285
	$2,877	$2,120	$5,831	$4,397
As of June 30, 2026, the Company had unrecognized stock-based compensation expense of $17.1 million which is expected to be recognized over a weighted average period of 2.6 years.
11. Income Taxes
During the three and six months ended June 30, 2026, the Company recorded an income tax benefit of $0.7 million and $0.5 million, respectively, as compared to $0.5 million and $0.3 million during the same period in 2025, respectively. The effective tax rate for the three and six months ended June 30, 2026, was 15% and 5%, respectively, as compared to 5% and 1% during the same period in 2025, respectively.
The Company determines its income tax provision or benefit for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The difference between its effective tax rate and the federal statutory rate is primarily attributable to state income taxes, foreign income taxes, the effect of certain permanent differences, the release of tax reserves, and full valuation allowance against US net deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and certain foreign jurisdictions. There are no audits currently underway for federal, state, local, and foreign authorities. All tax years remain open to examination by major taxing jurisdictions to which the Company is subject for a period of 3 years for federal, 4 years for states, and 4 or more years for foreign jurisdictions, after the utilization of net operating losses and credits.
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
The CODM considers its payroll expenses when making decisions about how to allocate operating and capital resources, as well as the Company’s overall performance against its budget. The following table presents a summary of revenue, payroll expenses, and total other expenses as a reconciliation to condensed consolidated net loss for the three and six months ended June 30, 2026, and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Total revenue	$17,806	$12,048	$35,561	$26,140
Expenses
Payroll expenses	15,088	14,941	31,438	29,473
All other expenses, net	6,395	6,516	13,660	25,349
Total expenses	21,483	21,457	45,098	54,822
Net loss	$(3,677)	$(9,409)	$(9,537)	$(28,682)

13. Commitments and Contingencies
Warranties
The Company typically provides its customers a warranty on its software licenses for a period of no more than 90 days and on its other tools for a period of no more than one year. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and six months ended June 30, 2026, and 2025, the Company has not incurred any costs related to warranty obligations.
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
Contingencies
In December 2020, the Company sought declaratory relief in the California Superior Court to clarify its obligations regarding the earn-out payments due to the former stockholders of Nangate following its acquisition by the Company in 2018. The Nangate Parties subsequently filed a cross-complaint against the Company and the Co-Defendants seeking $20.0 million in damages for breach of contract, fraud, and unfair business practices, as well as punitive damages.
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

The Company recorded an additional charge to litigation settlement of $13.1 million during the six months ended June 30, 2025. In May 2025, the parties entered into the Settlement Agreement pursuant to which the Company and the Co-Defendants agreed to pay the Nangate Parties an aggregate amount of $32.5 million in full resolution of all claims. In September 2025, the U.S. Court of Appeals for the Ninth Circuit reversed the fraud and breach of contract verdicts following the parties’ joint stipulation, and the parties then dismissed all claims. As of June 30, 2026, there is no remaining liability under the Settlement Agreement. Refer to Note 7, Related Parties, for further information.
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
14. Fair Value of Financial Instruments
Financial instruments measured at fair value on a recurring basis
The following tables present the Company's financial assets and liabilities that are measured at estimated fair value on a recurring basis as of June 30, 2026, and December 31, 2025:

	Fair value measurements as of June 30, 2026
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	1,704	1,704	—	—
Total	$1,704	$1,704	$—	$—
Liabilities:
Contingent consideration	754	—	—	754
Total	$754	$—	$—	$754

	Fair value measurements as of December 31, 2025
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	161	161	—	—
Total	161	161	—	—
Available-for-sale marketable securities:
U.S. government agencies securities	1,018	—	1,018	—
Total	1,018	—	1,018	—
Total	$1,179	$161	$1,018	$—
Liabilities:
Contingent consideration	1,741	—	—	1,741
Total	$1,741	$—	$—	$1,741
The Company's level 1 financial assets were valued using quoted prices in active markets for identical assets as of June 30, 2026, and December 31, 2025. The Company’s level 2 financial assets were determined based on third-party inputs which are either directly or indirectly observable, such as reported trades and broker or dealer quotes. The Company's marketable securities have an amortized cost that approximates fair value.

Pursuant to the Company’s stock purchase agreement, as amended, for Tech-X in April 2025, the selling shareholders are entitled to earn-out consideration based on technical achievements, of which certain consideration is payable in shares of the Company’s common stock. Refer to Note 4. Acquisitions for additional information. As the Company has an obligation to issue a variable number of shares of common stock, the liability is recorded at its fair value and revalued period to period with any changes recorded to Interest and other expense, net in the condensed consolidated statements of operations. The amendment does not limit the number of shares that the Company could be required to issue.
The Company's contingent consideration is valued using a discounted cash flow model, and the assumptions used in preparing the discounted cash flow model include estimates for interest rates and the amount of cash flows, in addition to the expected probability of technical achievement.
The following is a reconciliation of changes in the liability related to contingent consideration during the six months ended June 30, 2026 and the year ended December 31, 2025 (in thousands):

Fair value as of January 1, 2025	$11
Change in fair value	94
Earn-out payments in cash	(46)
Acquisition	1,682
Fair value as of December 31, 2025	$1,741
Change in fair value	187
Earn-out payments in cash	(43)
Earn-out payments in shares of common stock	(1,131)
Fair value as of June 30, 2026	$754

15. Sale of Common Stock
On March 13, 2026, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which the Company may conduct registered offers and sales of shares of the Company’s common stock under the Company’s registration statement on Form S-3 (Registration No. 333-291212), a prospectus supplement dated March 13, 2026, and a prospectus supplement dated May 8, 2026, for an aggregate public offering amount of up to $35.0 million. During the three and six months ended June 30, 2026, the Company issued 707,993 and 1,460,737 shares of common stock, respectively, at a weighted average price of $10.35 and $7.98 per share, respectively. During the three months ended June 30, 2026, the Company received gross proceeds of $7.4 million, with $7.1 million, funded to the Company after deducting commissions and other related fees of $0.3 million. During the six months ended June 30, 2026, the Company received gross proceeds of $11.7 million, with $11.1 million funded to the Company after deducting commissions and other related fees of $0.6 million. The commissions and related fees were recorded as a reduction to additional paid-in capital.
16. Subsequent Events
On August 5, 2026, the Company entered into a Convertible Note Purchase Agreement with Micron Technology, Inc. ("Micron"), pursuant to which the Company issued a Senior Unsecured Convertible Promissory Note on August 6, 2026, in the aggregate principal amount of $10.0 million (the "Note"). The Note bears interest at a rate of 8.0%. The Note and accrued interest is subject to mandatory conversion on August 7, 2028 (the “Conversion Date”) or immediately prior to the closing of a Change of Control. Upon conversion, the outstanding principal and accrued but unpaid interest will automatically convert into shares of the Company's common stock at a price per share equal to the lower of (a) 90% of the fair market value of the common stock on the Conversion Date, or (b) 115% of the closing price of the common stock on the Nasdaq Stock Market on the trading day immediately prior to the date of issuance of the Note.

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
Our EDA software is used by semiconductor companies to design, simulate, and verify semiconductors. Our EDA products include SPICE modeling and simulation, parasitic extraction and reduction, standard cell generation and optical proximity correction.
Our SIP portfolio includes a range of products, including foundation technology, such as standard cells and memory compilers, as well as a suite of interface technologies. Our SIP portfolio benefited from recent acquisitions, most notably Mixel Group, Inc. (“Mixel”), which is positioned for growth as we roll out Mixel’s quality processes to the rest of the organization.
Our customers include foundries, integrated device manufacturers and fabless semiconductor companies. Our go-to-market strategy centers on selling software solutions and associated maintenance and services. Our software solutions accounted for 66% of our revenue for both the three and six months ended June 30, 2026, as compared to 60% and 66% during the same periods in 2025. Revenue from associated maintenance and services accounted for 34% of our revenue for both the three and six months ended June 30, 2026, as compared to 40% and 34% during the same periods in 2025, respectively.
Recent Acquisitions
During the six months ended June 30, 2025, we completed two acquisitions: (i) Cadence Design System's (“Cadence”) Process Proximity Compensation product line (the “OPC Business”) for $11.5 million in March 2025; and (ii) Tech-X Corporation (“Tech-X”) for $8.2 million in April 2025.
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
Cost Reduction Initiatives
In October 2025, we began implementing targeted cost-savings initiatives intended to streamline our organizational structure, improve execution, and enhance stockholder value (the “Restructuring Plan”). The Restructuring Plan includes a voluntary early retirement program, a voluntary exit program, an involuntary reduction in force, and certain planned site closures. We expect to incur $5.0 million of costs in connection with the Restructuring Plan that primarily consists of severance costs for 82 terminated employees and other costs such as the site closures as part of our global site strategy. Of the total expected costs, $0.9 million and $2.4 million were incurred during the three and six months ended June 30, 2026, respectively, and $1.3 million during the year ended December 31, 2025. We expect to complete the Restructuring Plan in 2026. We anticipate these initiatives will result in significant annualized operating expense reductions. See Note 5 of our condensed consolidated financial statements for further discussion of the Restructuring Plan.
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
When we renew contracts with our customers, we may increase our bookings by selling them additional or new software or SIP. Over time, we expect that existing customers will choose to upgrade and/or purchase additional products. Our ability to continue to generate sales from our existing customers and to expand those relationships depends on our ability to continue to offer software solutions that our existing customers demand. Any failure to continue to generate sales with our existing customers or expand our product and service offerings with our existing customers may have an adverse effect on our revenue and results of operations.
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

Results of Operations
The following table sets forth our results of operations for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
	(in thousands)
Revenue:
Software license revenue	$11,821	$7,217	64%	$23,430	$17,226	36%
Maintenance and service	5,985	4,831	24%	12,131	8,914	36%
Total revenue	17,806	12,048	48%	35,561	26,140	36%
Cost of revenue	2,644	3,504	(25)%	5,061	6,520	(22)%
Gross profit	15,162	8,544	77%	30,500	19,620	55%
Operating expenses:
Research and development	8,811	5,907	49%	17,970	10,707	68%
Selling and marketing	3,866	4,714	(18)%	8,688	9,433	(8)%
General and administrative	6,484	8,066	(20)%	13,498	16,186	(17)%
Litigation settlement	—	—	—%	—	13,069	(100)%
Total operating expenses	19,161	18,687	3%	40,156	49,395	(19)%
Operating loss	(3,999)	(10,143)	(61)%	(9,656)	(29,775)	(68)%
Interest income	29	651	(96)%	76	1,514	(95)%
Interest and other expense, net	(380)	(443)	(14)%	(494)	(734)	(33)%
Loss before income tax benefit	(4,350)	(9,935)	(56)%	(10,074)	(28,995)	(65)%
Income tax benefit	(673)	(526)	28%	(537)	(313)	72%
Net loss	$(3,677)	$(9,409)	(61)%	$(9,537)	$(28,682)	(67)%

The following table summarizes our results of operations as a percentage of total revenue for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as a percentage of total revenue)		(as a percentage of total revenue)
Revenue:
Software license revenue	66%	60%	66%	66%
Maintenance and service	34%	40%	34%	34%
Total revenue	100%	100%	100%	100%
Cost of revenue	15%	29%	14%	25%
Gross profit	85%	71%	86%	75%
Operating expenses:
Research and development	49%	49%	51%	41%
Selling and marketing	22%	39%	24%	36%
General and administrative	36%	67%	38%	62%
Litigation settlement	—%	—%	—%	50%
Total operating expenses	108%	155%	113%	189%
Operating loss	(22)%	(84)%	(27)%	(114)%
Interest income	—%	5%	—%	6%
Interest and other expense, net	(2)%	(4)%	(1)%	(3)%
Loss before income tax benefit	(24)%	(82)%	(28)%	(111)%
Income tax benefit	(4)%	(4)%	(2)%	(1)%
Net loss	(21)%	(78)%	(27)%	(110)%

Comparison of the Three and Six Months Ended June 30, 2026, and 2025
In March, April, and August 2025, we acquired the OPC Business, Tech-X, and Mixel, respectively. Accordingly, the results of operations of the OPC Business, Tech-X, and Mixel have been included in our condensed consolidated financial statements since their respective acquisition dates.
Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:	(in thousands)		(in thousands)
Software license revenue	$11,821	$7,217	$23,430	$17,226
Maintenance and service	5,985	4,831	12,131	8,914
Total revenue	$17,806	$12,048	35,561	26,140

Total revenue increased by $5.8 million, or 48%, to $17.8 million for the three months ended June 30, 2026, from $12.0 million for the three months ended June 30, 2025. Revenue in the current period benefited from our recent acquisitions. TCAD revenue, IP revenue, and revenue associated with our EDA tools increased by $1.1 million $4.2 million, and $0.5 million, respectively. Software license revenue increased by $4.6 million, or 64%, to $11.8 million for the three months ended June 30, 2026, from $7.2 million for the three months ended June 30, 2025. Maintenance and service revenue increased by $1.2 million, or 24%, to $6.0 million for the three months ended June 30, 2026, from $4.8 million for the three months ended June 30, 2025.
For the six months ended June 30, 2026, total revenue increased by $9.4 million, or 36% to $35.6 million from $26.1 million for the six months ended June 30, 2025. IP revenue and TCAD revenue increased by $7.1 million and $2.8 million, partially offset by a decline in revenue associated with our EDA tools of $0.5 million, respectively. Software license revenue increased by $6.2 million, or 36%, to $23.4 million for the six months ended June 30, 2026 from $17.2 million for the six months ended June 30, 2025. Maintenance and service revenue increased by $3.2 million, or 36%, to $12.1 million for the six months ended June 30, 2026 from $8.9 million for the six months ended June 30, 2025.
Gross Profit
Gross profit increased by $6.6 million, or 77%, to $15.2 million for the three months ended June 30, 2026, from $8.5 million for the three months ended June 30, 2025, primarily due to a $5.8 million increase in revenue and a $0.9 million decrease in cost of revenue. Cost of revenue during the three months ended June 30, 2026, decreased primarily due to our cost reduction efforts and restructuring activities. We recognized $0.3 million and $0.4 million of stock-based compensation expense in cost of revenue during the three months ended June 30, 2026 and 2025, respectively. We also recognized $0.2 million of amortization associated with our acquired intangible assets in cost of revenue during each of the three months ended June 30, 2026 and 2025. Gross profit margin increased to 85% for the three months ended June 30, 2026, from 71% for the three months ended June 30, 2025, primarily due to higher revenue, which improved the absorption of fixed costs, and lower cost of revenue resulting from our cost-reduction efforts and restructuring activities.
For the six months ended June 30, 2026, gross profit increased by $10.9 million, or 55%, to $30.5 million from $19.6 million for the six months ended June 30, 2025, primarily due to a $9.4 million increase in revenue and a $1.5 million decrease in cost of revenue. Cost of revenue during the six months ended June 30, 2026, decreased primarily due to our cost reduction efforts and restructuring activities. We recognized $0.6 million and $0.5 million of stock-based compensation expense in cost of revenue during the six months ended June 30, 2026 and 2025. We also recognized $0.5 million of amortization associated with our acquired intangible assets in cost of revenue during each of the six months ended June 30, 2026 and 2025. Gross profit margin increased to 86% for the six months ended June 30, 2026 from 75% for the six months ended June 30, 2025, primarily due to higher revenue, which improved the absorption of fixed costs, and lower cost of revenue resulting from our cost-reduction efforts and restructuring activities.

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		{in thousands)
Operating expenses
Research and development	$8,811	$5,907	17,970	10,707
Selling and marketing	3,866	4,714	8,688	9,433
General and administrative	6,484	8,066	13,498	16,186
Litigation settlement	—	—	—	13,069
Total operating expenses	$19,161	$18,687	$40,156	$49,395

Research and Development Expenses
Research and development expenses increased by $2.9 million, or 49%, to $8.8 million for the three months ended June 30, 2026, from $5.9 million for the three months ended June 30, 2025. This increase was primarily due to a $1.5 million increase in expenses associated with our acquisitions, an increase in allocated costs of $0.8 million, a $0.7 million increase in stock-based compensation expense primarily associated with our restructuring activities as well as increased headcount, an increase of $0.5 million in cash severance associated with our restructuring activities, and an increase of $0.1 million in consulting costs, partially offset by a $0.9 million reduction in employee compensation and benefits resulting from a decrease in headcount.
For the six months ended June 30, 2026, research and developments expenses increased by $7.3 million, or 68%, to $18.0 million from $10.7 million for the six months ended June 30, 2025. The increase was primarily attributable to a $4.3 million increase in expenses associated with our acquisitions, an increase in allocated costs of $1.5 million, a $1.3 million increase in stock-based compensation expense primarily associated with our restructuring activities as well as increased headcount, an increase of $0.5 million in cash severance associated with our restructuring activities, an increase of $0.4 million in consulting costs, and an increase of $0.2 million in software expenses, partially offset by a $1.3 million reduction in employee compensation and benefits resulting from a decrease in headcount.
Selling and Marketing Expenses
Selling and marketing expenses decreased by $0.8 million, or 18%, to $3.9 million for the three months ended June 30, 2026, from $4.7 million for the three months ended June 30, 2025. This decrease was primarily due to a $1.4 million reduction in employee compensation and benefits resulting from a decrease in headcount, and a $0.2 million reduction in marketing expense, partially offset by an increase in allocated costs of $0.8 million.
For the six months ended June 30, 2026, selling and marketing expenses decreased by $0.7 million, or 8%, to $8.7 million from $9.4 million for the six months ended June 30, 2025. This decrease was primarily due to a $2.3 million reduction in employee compensation and benefits resulting from a decrease in headcount, and a decrease of $0.2 million in marketing expenses. This was partially offset by an increase in allocated costs of $1.4 million, a $0.3 million increase in cash severance expense associated with our restructuring activities, and a $0.1 million increase in stock-based compensation expenses.
General and Administrative Expenses
General and administrative expenses decreased by $1.6 million, or 20%, to $6.5 million for the three months ended June 30, 2026, from $8.1 million for the three months ended June 30, 2025. The decrease was driven by a $2.0 million reduction in legal and professional fees, and a $0.3 million reduction in employee compensation and benefits resulting from a decrease in headcount, partially offset by a $0.4 million increase in depreciation and amortization, a $0.3 million increase in expenses associated with our acquisitions, and a $0.2 million increase in stock-based compensation expense.
For the six months ended June 30, 2026, general and administrative expenses decreased by $2.7 million, or 17%, to $13.5 million from $16.2 million for the six months ended June 30, 2025. This decrease was primarily due to a $3.6 million reduction in legal and professional fees, and a $0.9 million reduction in employee compensation and benefits resulting from a decrease in headcount, partially offset by a $1.0 million increase in depreciation and amortization, a $1.0 million increase in software expense, and a $0.4 million increase in expenses associated with our acquisitions.

Litigation Settlement
Litigation settlement was $13.1 million for the six months ended June 30, 2025. In May 2025, Silvaco and two of our principal stockholders and members of our board of directors (the “Co-Defendants”) agreed to a settlement (the “Settlement Agreement”) in connection with litigation brought by the former shareholders of Nangate, Inc. (“Nangate”) and a third cross-complainant (together, the “Nangate Parties”). The $32.5 million settlement (the “Settlement Payment”) consists of an initial $16.0 million paid on June 17, 2025, and four quarterly installment payments of $4.1 million each, payable on August 15, 2025, November 14, 2025, February 13, 2026, and May 15, 2026. In September 2025, the U.S. Court of Appeals for the Ninth Circuit reversed the fraud and breach of contract verdicts and the parties dismissed all claims, triggering an acceleration clause in the settlement agreement, resulting in the acceleration of the final installment of the Settlement Payment of $4.1 million from May 15, 2026, to February 13, 2026. Following the execution of the Settlement Agreement, Silvaco and the Co-Defendants also executed an apportionment agreement pursuant to which the Co-Defendants agreed to bear 25% of the Settlement Payment, with Silvaco bearing the remaining 75%. During the six months ended June 30, 2026, we made the remaining payment of $8.3 million. As of June 30, 2026, we had no remaining liability under the Settlement Agreement. See Note 7 and Note 13 of our condensed consolidated financial statements for further discussion.
Interest Income
Interest income reflects interest earned and accretion on our cash equivalents and marketable securities. Interest income decreased by $0.6 million or 96% for the three months ended June 30, 2026, from $0.7 million for the three months ended June 30, 2025. The decrease was driven by a lower balance of marketable securities held during the period.
Interest income decreased by $1.4 million or 95% for the six months ended June 30, 2026, from $1.5 million for the six months ended June 30, 2025 The decrease was driven by a lower balance in marketable securities held during the period.
Interest and other expense, net
Interest and other expense, net, was $0.4 million for the three months ended June 30, 2026, and 2025, and $0.5 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by a $0.2 million decrease in foreign currency fluctuations and a $0.1 million change in the fair value of contingent consideration.
Income tax benefit
Income tax benefit was $0.7 million and $0.5 million for the three and six months ended June 30, 2026, respectively, as compared to $0.5 million and $0.3 million for the same period in 2025, respectively. See Note 11 of our condensed consolidated financial statements for further discussion.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from payments from our customers, borrowings from a principal stockholder and other lenders, and the net proceeds from the sale of our common stock. Our primary sources of liquidity are cash and cash equivalents including cash generated from operations. As of June 30, 2026, we had $13.0 million in cash and cash equivalents, of which $5.3 million was held by our foreign subsidiaries.
On April 11, 2024, we amended and restated our license agreement with NXP, pursuant to which we recorded an associated vendor financing obligation. The vendor financing obligation was $3.3 million as of June 30, 2026. We determined that the vendor financing obligation had an imputed interest rate of 9%, which is reflective of our borrowing rate with similar terms to that of the license agreement.

On March 13, 2026, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may conduct registered offers and sales of shares of our common stock under our registration statement on Form S-3 (Registration No. 333-291212), a prospectus supplement dated March 13, 2026, and a prospectus supplement dated May 8, 2026, for an aggregate public offering amount of up to $35.0 million. During the three and six months ended June 30, 2026, we issued 707,993 and 1,460,737 shares, respectively, of common stock at a weighted average price of $10.35 and $7.98 per share, respectively. For the three and six months ended June 30, 2026, we received gross proceeds of $7.4 million and $11.7 million, respectively.
If our cash and cash equivalents, including cash generated from operating activities, are not sufficient to satisfy our liquidity requirements, we may be required to seek additional financing. If we raise additional funds by issuing equity securities or convertible debt securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all. See “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q for further discussion.
As of June 30, 2026, $5.5 million, or 43%, of our cash and cash equivalents was maintained with one financial institution, where our current deposits are in excess of federally insured limits. Past macroeconomic conditions have resulted in the actual or perceived financial distress of many financial institutions, including the 2023 failures of Silicon Valley Bank, Signature Bank and First Republic Bank and the UBS takeover of Credit Suisse. If the financial institutions with whom we do business were to become distressed or placed into receivership, we may be unable to access the cash we have on deposit with such institutions. If we are unable to access our cash as needed, our financial position and ability to operate our business could be adversely affected.
Cash Flows
The following table summarizes changes in our cash flows for the periods indicated.

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash provided by (used in):
Operating activities	(16,524)	(16,613)
Investing activities	986	27,817
Financing activities	11,257	(1,599)
Effect of exchange rate fluctuations	23	421
Net change in cash and cash equivalents	$(4,258)	$10,026

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
Net cash used in operating activities for the six months ended June 30, 2026, was $16.5 million compared to $16.6 million of net cash used in operating activities for the six months ended June 30, 2025. The $0.1 million decrease in net cash used in operating activities primarily reflects a $19.1 million decrease in net loss, a $1.4 million increase in non-cash stock based compensation expense, and a $1.3 million increase in non-cash depreciation and amortization expense, offset by the non-recurrence of a $13.1 million charge to litigation settlement (see Note 7 and Note 13 of our condensed consolidated financial statements for further discussion) and an $9.4 million increase in cash used related to changes in operating assets and liabilities.

Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2026, was $1.0 million, as compared to $27.8 million net cash provided by investing activities for the six months ended June 30, 2025. Cash provided by investing activities during the six months ended June 30, 2026, included $1.0 million of maturities in marketable securities. During the six months ended June 30, 2025, cash provided by investing activities included $32.0 million of maturities in marketable securities and $10.3 million in sales of marketable securities, partially offset by $14.3 million in cash used to acquire the OPC Business and Tech-X and $0.2 million in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026, was $11.3 million, as compared to net cash used in financing activities of $1.6 million for the six months ended June 30, 2025. Net cash provided during the six months ended June 30, 2026, includes $12.2 million in net proceeds from the issuance of common stock, partially offset by payments of payroll taxes related to shares withheld from employees of $0.3 million. Net cash used during the three months ended June 30, 2025, includes payments on our vendor financing obligation $1.3 million and payments of payroll taxes related to shares withheld from employees of $0.6 million. This use of cash was partially offset by $0.4 million in proceeds from the issuance of common stock.
Effects of Exchange Rate Fluctuations on Cash and Cash Equivalents
The effects of exchange rate fluctuations on cash and cash equivalents were $23.0 thousand and $0.4 million for the six months ended June 30, 2026, and 2025, respectively.
Contractual Obligations
Our financial commitments for contractual obligations as of June 30, 2026, include operating leases, vendor financing obligation, and contingent consideration. See Note 7, Note 8, and Note 14 of our condensed consolidated financial statements for further discussion.
Litigation Settlement
In May 2025, Silvaco and the Co-Defendants agreed to the Settlement Agreement in connection with litigation brought by the Nangate Parties. The Settlement Payment consists of an initial $16.0 million payment due on June 18, 2025, and four quarterly installment payments of $4.1 million each, payable on August 15, 2025, November 14, 2025, February 13, 2026, and May 15, 2026. In September 2025, the U.S. Court of Appeals for the Ninth Circuit reversed the fraud and breach of contract verdicts and the parties dismissed all claims, triggering an acceleration clause in the settlement agreement, resulting in the acceleration of the final installment of the Settlement Payment of $4.1 million from May 15, 2026, to February 13, 2026. Following the execution of the Settlement Agreement, Silvaco and the Co-Defendants also executed an apportionment agreement under which the Co-Defendants agreed to bear 25% of the Settlement Payment, with Silvaco bearing the remaining 75%. During the six months ended June 30, 2026, we made the remaining payment of $8.3 million. As of June 30, 2026, we had no remaining liability under the Settlement Agreement. See Note 7 and Note 13 of our condensed consolidated financial statements for further discussion.
Off-Balance Sheet Arrangements
As of June 30, 2026, we did not have any off-balance sheet arrangements. As of December 31, 2025, we maintained an irrevocable standby letter of credit issued in connection with the Settlement Agreement, which was terminated during the six months ended June 30, 2026.
Critical Accounting Policies and Significant Judgments and Estimates
There have not been any material changes during the six months ended June 30, 2026, to the methodology applied by management for critical accounting policies previously disclosed in our audited financial statements set forth in our 2025 Form 10-K. For further discussion of our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2025 Form 10-K.
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
A significant portion of our revenue comes from outside the United States. During the three and six months ended June 30, 2026, 52% and 55%, respectively, of our revenue was from international customers. For the same period in 2025, 70% and 76% of our revenue was from international customers, respectively. In addition, we have significant non-U.S. operations. This requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects, and ensure intellectual property protection outside of the U.S. Our international operations and sales subject us to a number of increased risks, including:
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
During the three and six months ended June 30, 2026, 21% and 18% of our revenue was derived from customers in China, respectively. For the same period in 2025, 28% and 21% of our revenue was derived from customers in China, respectively. Our operating expenses in China were $1.0 million and $2.1 million, respectively, for the three and six months ended June 30, 2026, and $0.9 million and $1.7 million for the comparable period 2025, respectively. As a result, the economic, political, legal and social conditions in China could harm our business. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop or license in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:
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
For example, the United States and Israel, on the one hand, and Iran and other regional adversaries, including Hezbollah, on the other hand, have engaged in direct military hostilities. While we do not currently consider the regional conflict between the United States and Israel and their adversaries to have had a material impact on our business, the ongoing regional conflict could have a negative impact on the economy and business activity globally, and therefore could adversely affect our results of operations, financial condition and cash flow. During the three and six months ended June 30, 2026, we generated $0.2 million and $0.3 million in revenues from customers in the Middle East, respectively. During the three and six months ended June 30, 2025, we generated $0.3 million and $0.5 million in revenues from customers in the Middle East, respectively. As of June 30, 2026, we had 107 employees in Egypt.
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
As of June 30, 2026, we had 15 employees in Ukraine, all of whom were working remotely. If our employees in Ukraine become subject to a military draft or are unable to work due to the ongoing conflict, the development of our next generation software could be delayed, which could negatively impact our business.
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
As of June 30, 2026, Ms. Ngai-Pesic and the members of her immediate family (the “Pesic Family”) collectively own more than 53.9% of our total outstanding common stock. As a result of the Pesic Family collectively holding more than 50% of the voting power of our company, we are a “controlled company” within the meaning of the Nasdaq listing rules. Therefore, we are not required to comply with certain corporate governance rules that would otherwise apply to us as a listed company on Nasdaq, including the requirements that (i) we have a majority of independent directors on our board of directors; (ii) the compensation of our executive officers be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected or recommended for our board be approved either by a majority of the independent directors or a nominating committee comprised solely of independent directors.
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

We lease several office facilities from entities controlled by Ms. Ngai-Pesic, pursuant to which we recorded a rent expense of $0.1 million and $0.3 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.3 million for the same period in 2025. Because we are controlled by the Pesic Family, we may not have the leverage to negotiate extensions or amendments to our agreements on terms as favorable to us compared to those we would negotiate with an unaffiliated third party. See Note 7 to our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
During the fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408.

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on August 6, 2026.

SILVACO GROUP, INC.

/s/ Walden C. Rhines
Name: Dr. Walden C. Rhines Title: Chief Executive Officer

/s/ Christopher J. Zegarelli
Name: Christopher J. Zegarelli Title: Chief Financial Officer