Form 10-Q
period 2026-09-30
Silvaco Group, Inc.
filed 2026-11-04
CIK 1943289

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
As of November 2, 2026, the registrant had 34,196,912 shares of common stock, $0.0001 par value per share, outstanding.

SIGNATURES

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and par value amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$22,014	$9,008
Restricted cash	—	8,250
Current marketable securities	—	1,018
Accounts receivable, net	8,457	9,710
Contract assets, net	14,455	13,362
Prepaid expenses and other current assets	5,125	4,728
Total current assets	50,051	46,076
Non-current assets:
Property and equipment, net	1,194	1,525
Operating lease right-of-use assets, net	1,600	3,114
Intangible assets, net	22,665	26,027
Goodwill	30,070	30,070
Non-current portion of contract assets	15,050	14,272
Other assets	1,254	1,558
Total non-current assets	71,833	76,566
Total assets	$121,884	$122,642
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,917	$3,483
Accrued expenses and other current liabilities	10,104	19,397
Accrued income taxes	1,049	2,486
Deferred revenue, current	7,586	10,751
Operating lease liabilities, current	912	1,121
Vendor financing obligation, current	2,339	1,165
Total current liabilities	23,907	38,403
Non-current liabilities:
Deferred revenue, non-current	4,122	5,157
Operating lease liabilities, non-current	661	1,961
Vendor financing obligation, non-current	1,041	2,038
Convertible note payable, non-current	10,108	—
Other non-current liabilities	124	94
Total liabilities	39,963	47,653
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 34,073,072 and 30,948,403 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	167,171	146,136
Accumulated deficit	(83,341)	(69,218)
Accumulated other comprehensive loss	(1,912)	(1,932)
Total stockholders' equity	81,921	74,989
Total liabilities and stockholders' equity	$121,884	$122,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Software license revenue	$10,859	$13,757	$34,289	$30,983
Maintenance and service	5,435	4,915	17,566	13,829
Total revenue	16,294	18,672	51,855	44,812
Cost of revenue	2,608	4,133	7,669	10,653
Gross profit	13,686	14,539	44,186	34,159
Operating expenses:
Research and development	7,191	8,739	25,161	19,446
Selling and marketing	4,042	4,266	12,730	13,699
General and administrative	6,744	10,876	20,242	27,062
Litigation settlement	—	—	—	13,069
Total operating expenses	17,977	23,881	58,133	73,276
Operating loss	(4,291)	(9,342)	(13,947)	(39,117)
Interest income	71	316	147	1,830
Interest and other income (expense), net	(420)	82	(914)	(652)
Loss before income tax benefit	(4,640)	(8,944)	(14,714)	(37,939)
Income tax benefit	(54)	(3,645)	(591)	(3,958)
Net loss	$(4,586)	$(5,299)	$(14,123)	$(33,981)
Net loss per share:
Basic and diluted	$(0.14)	$(0.18)	$(0.43)	$(1.16)
Weighted average shares used in computing per share amounts:
Basic and diluted	33,962,961	30,213,143	32,791,615	29,412,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(4,586)	$(5,299)	$(14,123)	$(33,981)
Other comprehensive income (loss):
Foreign currency translation adjustments	342	(370)	20	726
Unrealized loss on marketable securities	—	(15)	—	(136)
Comprehensive loss	$(4,244)	$(5,684)	$(14,103)	$(33,391)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except share amounts)

	Three Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2026	33,682,164	$3	$164,641	$(78,755)	$(2,254)	$83,635
Issuance of common stock to settle obligations due to Tech-X shareholder	69,062	—	—	—	—	—
Issuance of common stock for share-based award plans, net of tax withholdings	321,846	—	306	—	—	306
Stock-based compensation expense	—	—	2,224	—	—	2,224
Other comprehensive loss	—	—	—	—	342	342
Net loss	—	—	—	(4,586)	—	(4,586)
Balance, September 30, 2026	34,073,072	$3	$167,171	$(83,341)	$(1,912)	$81,921

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, June 30, 2025	29,603,494	$3	$137,572	$(56,694)	$(1,293)	$79,588
Issuance of common stock in a business combination	643,617	—	2,831	—	—	2,831
Issuance of common stock for share-based award plans, net of tax withholdings	284,082	—	(709)	—	—	(709)
Stock-based compensation expense	—	—	3,072	—	—	3,072
Other comprehensive loss	—	—	—	—	(385)	(385)
Net loss	—	—	—	(5,299)	—	(5,299)
Balance, September 30, 2025	30,531,193	$3	$142,766	$(61,993)	$(1,678)	$79,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in thousands except share amounts)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2025	30,948,403	$3	$146,136	$(69,218)	$(1,932)	$74,989
Issuance of common stock in connection with the open market sale agreement, net of commissions and related fees	1,460,737	—	11,051	—	—	11,051
Issuance of common stock to settle obligations due to Tech-X shareholder	236,343	—	1,232	—	—	1,232
Issuance of common stock for share-based award plans, net of tax withholdings	1,427,589	—	555	—	—	555
Stock-based compensation expense	—	—	8,197	—	—	8,197
Other comprehensive loss	—	—	—	—	20	20
Net loss	—	—	—	(14,123)	—	(14,123)
Balance, September 30, 2026	34,073,072	$3	$167,171	$(83,341)	$(1,912)	$81,921

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2024	28,526,615	$3	$130,360	$(28,012)	$(2,268)	$100,083
Issuance of common stock in a business combination	1,101,283	—	5,266	—	—	5,266
Issuance of common stock for share-based award plans, net of tax withholdings	903,295	—	(933)	—	—	(933)
Stock-based compensation expense	—	—	8,073	—	—	8,073
Other comprehensive loss	—	—	—	—	590	590
Net loss	—	—	—	(33,981)	—	(33,981)
Balance, September 30, 2025	30,531,193	$3	$142,766	$(61,993)	$(1,678)	$79,098
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SILVACO GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,123)	$(33,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,707	2,242
Stock-based compensation expense	8,042	7,469
Loss on fixed asset disposal	6	—
Provision for estimated credit losses	486	(148)
Litigation settlement	—	13,069
Accretion (amortization) of discounts (premiums) on marketable securities, net	18	(460)
Change in fair value of contingent consideration and derivative liability	223	69
Changes in operating assets and liabilities:
Accounts receivable	1,032	3,860
Contract assets	(1,620)	(344)
Prepaid expenses and other current assets	(604)	(908)
Other assets	319	201
Accounts payable	(1,565)	(630)
Accrued expenses and other current liabilities	(6,596)	(18,752)
Related party funding of litigation settlement	—	6,000
Accrued income taxes	(1,439)	(4,370)
Deferred revenue	(4,307)	2,127
Other non-current liabilities	(877)	126
Net cash used in operating activities	(17,298)	(24,430)
Cash flows from investing activities:
Sales of marketable securities	—	29,752
Maturities of marketable securities	1,000	34,900
Acquisition of businesses	—	(32,879)
Purchases of property and equipment	(21)	(580)
Net cash provided by investing activities	979	31,193
Cash flows from financing activities:
Proceeds from issuance of common stock	12,193	361
Payments of equity issuance costs	(606)	—
Proceeds from issuance of convertible note	10,000	—
Payment of payroll taxes related to shares withheld from employees	(307)	(1,294)
Payments of contingent consideration	(104)	(46)
Payments of vendor financing obligation	—	(1,259)
Net cash provided by (used in) financing activities	21,176	(2,238)
Effect of exchange rate fluctuations on cash and cash equivalents	(101)	189
Net increase in cash, cash equivalents and restricted cash	4,756	4,714
Cash, cash equivalents, and restricted cash, beginning of period	17,258	19,606
Cash, cash equivalents, and restricted cash, end of period	$22,014	$24,320

Cash and cash equivalents	22,014	11,945
Restricted cash	—	12,375
Total cash, cash equivalents and restricted cash	$22,014	$24,320
Noncash investing and financing activities:
Issuance of derivative liability in connection with convertible note	$3,205	$—
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
The condensed consolidated financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026, and 2025, are unaudited. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted from these condensed consolidated financial statements, as permitted by Securities and Exchange Commission (“SEC”) rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025, and the related notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026. The condensed consolidated balance sheet as of December 31, 2025, was derived from the audited consolidated financial statements as of that date. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the condensed consolidated financial statements.
The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the Company’s operating results to be expected for the full fiscal year or any other future interim or annual period.
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
Concentrations of credit risk
Accounts receivable from customers representing 10% or more of the Company’s total accounts receivable were as follows:

	September 30,	December 31,
	2026	2025
Customer A	*	11%
Customer B	14%	14%
Customer C	*	10%

* Customer accounted for less than 10% of total accounts receivable at period end.
No customer accounted for more than 10% of revenue during the three and nine months ended September 30, 2026 or 2025.
In addition to the concentration of credit risk with respect to trade receivables, the Company's cash on deposit with financial institutions is also exposed to concentration risk. The Company's cash on deposit with financial institutions is insured through various public and private bank deposit insurance programs, foreign and domestic; however, a significant portion of cash balances held as of September 30, 2026, and December 31, 2025, exceeded insured limits.
As of September 30, 2026, $14.1 million, or 64%, of the Company’s cash and cash equivalents was maintained with two financial institutions, where the Company’s current deposits are in excess of federally insured limits, and $6.8 million, or 31%, was held by the Company’s foreign subsidiaries.
Accumulated other comprehensive loss
Accumulated other comprehensive loss is composed of foreign currency translation adjustments and unrealized gains and losses on marketable securities.
Foreign currencies
The financial statements of Silvaco's international subsidiaries with local functional currencies are translated to U.S. dollars upon consolidation. Assets and liabilities are translated at the effective exchange rate on the balance sheet date. Results of operations are translated at average exchange rates, which approximate rates in effect when the underlying transactions occur. The Company recorded foreign currency translation adjustments of $0.3 million and $20 thousand for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $0.6 million for the same period in 2025, within accumulated other comprehensive loss.
Certain of the Company’s sales and intercompany transactions are denominated in foreign currencies. These transactions are recorded in functional currency at the appropriate exchange rate on the transaction date. Monetary assets and liabilities denominated in a currency other than the Company's functional currency or its subsidiaries' functional currencies are remeasured at the effective exchange rate on the balance sheet date. Gains and losses resulting from foreign exchange transactions are included in Interest and other income (expense), net, in the Company’s condensed consolidated statements of operations. The Company recorded a net foreign exchange transaction gain of $8 thousand and a loss of $0.1 million for each of the three and nine months ended September 30, 2026, respectively, and a net foreign exchange transaction gain of $0.2 million and loss of $0.4 million for the same period in 2025.

Net loss per share
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding. Because the Company was in a loss position for all periods presented, the diluted earnings per share are equal to the basic earnings per share as the effect of potentially dilutive securities would have been antidilutive.
The following outstanding securities were excluded from the computation of diluted net loss per share because the effect would be antidilutive.

	September 30,
	2026	2025
Restricted Stock Unit (“RSU”) Grants	3,661,738	2,584,687
Employee Stock Purchase Plan	71,186	—
Contingently issuable shares to the CEO	91,736	—
Total	3,824,660	2,584,687

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
Transaction price allocated to the remaining performance obligations
As of September 30, 2026, approximately $53.2 million of revenue is expected to be recognized from remaining performance obligations. Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes both deferred revenue and backlog. The Company's backlog represents contracted future revenue associated with multi-year customer arrangements that have not yet been billed because the related annual billing period has not yet commenced. The Company expects to recognize revenue on approximately 59% of these remaining performance obligations over the next 12 months, with the remaining balance recognized thereafter.
Deferred revenue
Deferred revenue is comprised mainly of unearned revenue related to PCS on software licenses and pending software license and SIP license deliveries. Deferred revenue also includes contracts for professional services to be performed in the future.
During the nine months ended September 30, 2026, the Company recognized revenue of $8.5 million that was included in the total deferred revenue balance as of December 31, 2025. All other activity in deferred revenue is due to the timing of invoices in relation to the timing of revenue recognized during the nine months ended September 30, 2026, as described above.

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
During the three and nine months ended September 30, 2025, the Company incurred $0 and $0.6 million of acquisition-related expenses, respectively, in connection with the acquisition of the OPC Business, which were recognized in general and administrative expense on the condensed consolidated statements of operations. The Company did not incur any acquisition-related expenses during the three and nine months ended September 30, 2026.

Tech-X Corporation
On April 29, 2025, the Company consummated a stock purchase agreement with the shareholders of Tech-X Corporation (“Tech-X”), pursuant to which Silvaco agreed to acquire all of the outstanding shares of Tech-X for an aggregate purchase price of $8.2 million. The purchase consideration consisted of (i) $4.1 million in cash, (ii) 457,666 shares of the Company’s common stock with a fair value of $2.4 million on the closing date, and (iii) contingent consideration, with a maximum payout of $2.0 million, and with an estimated fair value of $1.7 million, payable upon the achievement of specified technical milestones through December 2026. In February 2026, the Company and one of the selling shareholders of Tech-X agreed to amend the form of payment of the contingent consideration and post-closing net working capital adjustments to be payable in shares of the Company’s common stock. As a result of the achievement of the first milestone and to settle the net working capital adjustments, the Company issued 167,281 shares of its common stock in February 2026 to a shareholder of Tech-X and recorded the issuance of shares at its fair value of $0.7 million in additional paid in capital. The Company paid the remainder of the earnout consideration attributable to the achievement of the first milestone to the other selling shareholders in cash of $43 thousand. The Company and the Tech-X selling shareholder representative also agreed to extend the date through which contingent consideration can be earned to July 2027. During the nine months ended September 30, 2026, the second earn-out milestone was achieved. As a result, the Company became obligated to pay cash of $0.1 million and issue 69,062 shares of common stock with a fair value of $0.7 million, which was recorded in additional paid in capital. During the three months ended September 30, 2026, the Company paid cash of $0.1 million and issued 69,062 shares of common stock to settle the second earn-out milestone achievement.
The fair value of the contingent consideration was determined using a discounted cash flow model utilizing a probability weighted analysis, and is re-valued period to period with any changes recorded to interest expense and other income (expense), net in the consolidated statements of operations. Refer to Note 14, Fair Value of Financial Instruments for additional information.
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
During the three and nine months ended September 30, 2025, the Company incurred $0 and $0.8 million of acquisition-related expenses in connection with the acquisition of Tech-X, which were recognized in general and administrative expense on the condensed consolidated statements of operations. The Company did not incur acquisition-related expenses during the three and nine months ended September 30, 2026.
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
During the three and nine months ended September 30, 2025, the Company incurred $1.4 million and $2.0 million in acquisition-related expenses, respectively, in connection with the acquisition of Mixel, recognized in general and administrative expense on the condensed consolidated statements of operations. The Company did not incur acquisition-related expenses during the three and nine months ended September 30, 2026.

5. Restructuring
In October 2025, the Company began implementing targeted cost-savings initiatives intended to streamline the Company’s organizational structure, improve execution, and enhance stockholder value (the “Restructuring Plan”). The Company announced a voluntary early retirement program and a voluntary exit program available to certain employees in the United States, Asia, and Europe that met the eligibility criteria. Participating employees received acceleration of any unvested RSUs held by the participating employees together with a grant of fully vested shares, such that the total value of the accelerated RSUs and additional shares was equal to four, six, or twelve months of the participating employee’s salary. In connection with the Restructuring Plan, on November 24, 2025, the Company also announced an involuntary reduction in force in the United States, which has continued during the three and nine months ended September 30, 2026. The Company expects to incur up to $5.0 million of costs in connection with the Restructuring Plan that primarily consists of severance costs for 85 terminated employees and other costs such as the site closures as part of its global site strategy. Of the total expected costs, $0.2 million and $2.6 million were incurred during the three and nine months ended September 30, 2026, respectively. The Company expects to complete the Restructuring Plan in 2026.
The Company has $0.5 million and $0.1 million of remaining obligations related to the Restructuring Plan as of September 30, 2026 and December 31, 2025, respectively, which are included in accrued expenses and other current liabilities on the Company’s condensed consolidated balance sheets. The following table presents the change in the Company’s restructuring accrual balances during the reported period (in thousands):

	Employee Compensation	Other	Total
Balance as of December 31, 2025	$33	$69	$102
Charges	2,569	—	2,569
Cash payments	(1,251)	(69)	(1,320)
Non-cash payments	(806)	—	(806)
Balance as of September 30, 2026	$545	$—	$545
Restructuring expenses are included within operating expenses in the condensed consolidated statements of operations as follows during the three and nine months ended September 30, 2026 (in thousands):

	Three Months Ended	Nine Months Ended
Cost of revenue	$—	$63
Research and development	—	1,135
Selling and marketing	92	649
General and administrative	83	722
Total	$175	$2,569

6. Intangible Assets
As of September 30, 2026, and December 31, 2025, intangible assets were classified as follows:

		September 30, 2026
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	7	$4,980	$(935)	$4,045
Customer relationships	7	14,120	(2,953)	11,167
Trade name	12	5,630	(627)	5,003
Licensed IP	5	4,979	(2,529)	2,450
Total intangible assets		$29,709	$(7,044)	$22,665

On January 1, 2026, the Company retired $0.8 million of intangible assets that were fully amortized.

		December 31, 2025
Intangible assets:	Weighted Average Amortization Period (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in thousands)
Developed technology	7	$5,780	$(1,199)	$4,581
Customer relationships	7	14,120	(1,307)	12,813
Trade name	12	5,630	(234)	5,396
Non-compete agreements	5	20	(20)	—
Licensed IP	5	4,979	(1,742)	3,237
Total intangible assets		$30,529	$(4,502)	$26,027

Amortization expense for the three and nine months ended September 30, 2026, and 2025 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Cost of revenue	$246	$249	$742	$747
Research and development	178	150	536	272
General and administrative	677	580	2,039	944
Total amortization expense	$1,101	$979	$3,317	$1,963

As of September 30, 2026, estimated future amortization expense for the intangible assets reflected above was as follows:

Year Ending December 31,
Amount
(in thousands)
Remainder of 2026	$1,100
2027	4,366
2028	4,345
2029	3,610
2030	3,365
Thereafter	5,879
Total net carrying value of intangible assets	$22,665

7. Related Parties
The Company has a commercial lease agreement with Kipee International, Inc., a related party controlled by a principal stockholder and member of the Company’s board of directors, for Silvaco's corporate office in Santa Clara, California. In connection with this lease arrangement, which expires on April 30, 2028, the Company recorded rent expense of $0.1 million in each of the three months ended September 30, 2026 and 2025 and $0.2 million in each of the nine months ended September 30, 2026 and 2025. The Company's right-of-use asset and operating lease liability for this property is $0.4 million as of September 30, 2026.
The Company has international office leases with New Horizons (Cambridge) LTD (“NHC”) and New Horizons France (“NHF”) in Cambridgeshire, England and Grenoble, France, respectively. NHC and NHF are real estate entities owned and controlled by a principal stockholder and member of the Company’s board of directors. In connection with these lease arrangements, the Company recorded an immaterial amount of rent expense for the three and nine months ended September 30, 2026, and 2025. The NHF lease expired during the second quarter of 2026 and the Company extended the lease for an additional three months. Under the extended NHF lease, the Company did not record a right-of-use asset and lease liability as the lease is a short-term lease. During the three months ended September 30, 2026, the short-term NHF lease expired and was not renewed.
During the second quarter of 2026, the Company terminated its existing lease with NHC and executed a new office lease with NHC. Accordingly, the Company derecognized the right-of-use asset and operating lease liability of $0.7 million at the time of termination. Under the new NHC lease, the Company did not record a right-of-use asset and lease liability as the lease is a short-term lease.
In May 2025, the Company and two of our principal stockholders and members of our board of directors (the “Co-Defendants”) agreed to a Settlement Agreement in connection with a trial court judgment awarded to the Nangate Parties. The $32.5 million settlement (the “Settlement Payment”) consisted of $16.0 million paid on June 18, 2025, $4.1 million paid on August 15, 2025, $4.1 million paid on November 14, 2025, and a final payment of $8.3 million on February 13, 2026. Following the execution of the Settlement Agreement, the Co-Defendants, each a principal stockholder of the Company and a member of the Company’s board of directors, executed an apportionment agreement with the Company under which the Co-Defendants agreed to bear 25% of the Settlement Payment, with the Company bearing the remaining 75%. During the nine months ended September 30, 2026, the Company made the final payment of $8.3 million and as of September 30, 2026, there is no remaining liability under the Settlement Agreement. Refer to Note 13, Commitments and Contingencies, for additional information.

8. Debt and Financing Obligations
Convertible note
On August 6, 2026, the Company issued an unsecured convertible promissory note with a principal amount of $10.0 million (the “Note”) to Micron Technology, Inc. (“Micron”), a customer of the Company. The Note bears interest at 8.0% per annum, with accrued interest payable through conversion. The Note and accrued interest automatically convert into common stock on the earlier of (i) August 7, 2028, or (ii) upon a change of control, at a conversion price equal to the lower of 90% of the fair market value of the Company’s common stock on the conversion date or 115% of the closing price of the Company’s common stock on the trading day immediately before the issuance date of the Note. In addition, the conversion price will be reduced by 10 basis points for each of six specified development projects that the Company has not completed by the date of conversion. Conversion of the Note is subject to stockholder approval to the extent the Note converts into shares of common stock in excess of 19.99% of outstanding shares of the Company. If stockholder approval is not obtained, the Company may be required to settle the portion exceeding that limitation in cash. All future indebtedness is expressly subordinated to the Company’s obligations under the Note while the Note is outstanding.
The Company determined that the feature that allowed for settlement of the Note into a variable number of shares required bifurcation as a derivative liability. The derivative was initially recorded at fair value, with the residual proceeds allocated to the Note. At issuance, the Company recorded an embedded derivative liability and a corresponding debt discount of $3.2 million, and the Note was recorded at $6.8 million. In addition, debt issuance costs of $0.1 million are presented as a direct deduction from the Note’s carrying amount. The resulting debt discount, together with debt issuance costs, is amortized to interest expense using the effective interest method through August 7, 2028. The embedded derivative liability is presented together with the Note in convertible note payable, non-current on the condensed consolidated balance sheets.
The embedded derivative is remeasured at fair value each reporting period, with changes in fair value recognized in interest and other income (expense), net in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2026, the Company recognized a loss on the fair value of the embedded derivative of $19 thousand.
Vendor financing obligation
On April 11, 2024, the Company amended its license to use, perform, display, copy, reproduce, modify, adapt, alter, customize, translate or otherwise create derivative works based on certain technology of NXP Semiconductors Netherlands B.V. to develop and make licensed designs for the Company’s account, and to market, demonstrate, promote, sell, offer to sell, distribute and otherwise dispose of such licensed designs for total cash consideration of $6.0 million, to be paid over 5 years, pursuant to which the Company recorded an associated vendor financing obligation, which has a balance of $3.4 million and $3.2 million as of September 30, 2026, and December 31, 2025, respectively. The Company determined that this vendor financing obligation had an imputed interest rate of 9%, which is reflective of its borrowing rate for arrangements with similar terms. The Company recognized interest expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.2 million for the same period in 2025, respectively. The Company’s vendor financing obligation is comprised of the following payments as of September 30, 2026:

For the year ending December 31,	Amount
(in thousands)
Remainder of 2026	1,200
2027	1,200
2028	1,200
Total undiscounted cash flows	$3,600
Less: Imputed interest	220
Present value of vendor financing obligation	$3,380
Vendor financing obligation, current	$2,339
Vendor financing obligation, non-current	$1,041

9. Significant Balance Sheet Components
Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2026	2025
	(in thousands)
Research and development tax credits and grants	$2,103	$1,666
Software and subscriptions	1,134	1,089
Deferred sales commissions(a)	715	751
Current lease deposits	—	163
Other prepaid expenses	1,173	1,059
Total prepaid expenses and other current assets	$5,125	$4,728

(a)Balance reflects commissions paid for new contracts, primarily new multi-year term license arrangements to be amortized over the anticipated customer life of five years.
Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2026	2025
	(in thousands)
Accrued employee expenses	$6,302	$6,263
Accrued taxes payable	1,402	1,333
Accrued operating expenses	1,284	1,525
Contingent consideration	710	1,741
Accrued royalties payable (a)	406	285
Litigation settlement	—	8,250
Total accrued expenses and other current liabilities	$10,104	$19,397

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

10. Stock-Based Compensation
During the three and nine months ended September 30, 2026, the Company accelerated 9,092 and 124,391 RSUs and recognized $0.1 million and $0.8 million of stock-based compensation expense related to the acceleration and grant of fully vested shares related to the Restructuring Plan, respectively. Refer to Note 5, Restructuring, for additional information.
As of December 31, 2025, the Company had a bonus accrual of $0.7 million that was expected to be paid in cash. During the nine months ended September 30, 2026, the Company amended the bonus terms and settled the liability in shares of common stock. Accordingly, the Company reversed the bonus accrual and recorded the issuance of common stock of $0.7 million in additional paid-in capital.
The Company recorded total stock-based compensation expense of $2.2 million and $8.0 million during the three and nine months ended September 30, 2026, respectively, as compared to $3.1 million and $7.5 million, for the same period in 2025, respectively. The following table summarizes stock-based compensation expense by function for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Cost of revenue	210	402	788	960
Research and development	680	830	2,772	1,650
Selling and marketing	365	354	1,228	1,088
General and administrative	956	1,486	3,254	3,771
	$2,211	$3,072	$8,042	$7,469
As of September 30, 2026, the Company had unrecognized stock-based compensation expense of $14.3 million which is expected to be recognized over a weighted average period of 2.5 years.
11. Income Taxes
During the three and nine months ended September 30, 2026, the Company recorded an income tax benefit of $0.1 million and $0.6 million, respectively, as compared to $3.6 million and $4.0 million during the same period in 2025, respectively. The effective tax rate for the three and nine months ended September 30, 2026, was 1% and 4%, respectively, as compared to 41% and 10% during the same period in 2025, respectively.
The Company determines its income tax provision or benefit for interim periods using an estimate of its annual effective tax rate adjusted for discrete items occurring during the periods presented. The difference between the effective tax rate and the federal statutory rate in the three and nine months ended September 30, 2026 is primarily attributable to foreign income taxes, the effect of certain permanent differences, the release of tax reserves, and a full valuation allowance against US net deferred tax assets. The difference between the effective tax rate and the federal statutory rate for the same periods in 2025 is primarily attributable to foreign income taxes, the effect of certain permanent differences, and the release of a valuation allowance from acquired deferred tax liabilities.
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

12. Segment Reporting
The Company manages its operations through an evaluation of a consolidated business segment that solves semiconductor design challenges by offering artificial intelligence (“AI”) driven manufacturing solutions, including TCAD and multi-physics software and our Fab Technology Co-Optimization (FTCO™) solution, and AI-driven design solutions, including EDA software and semiconductor design IP, to support engineers and researchers across the globe. The chief operating decision maker (“CODM”), who is the Company’s CEO, reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute a single operating segment and one reportable segment.
The CODM considers its payroll expenses when making decisions about how to allocate operating and capital resources, as well as the Company’s overall performance against its budget. The following table presents a summary of revenue, payroll expenses, and total other expenses as a reconciliation to condensed consolidated net loss for the three and nine months ended September 30, 2026, and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Total revenue	$16,294	$18,672	$51,855	$44,812
Expenses
Payroll expenses	14,056	18,656	45,494	48,129
All other expenses, net	6,824	5,315	20,484	30,664
Total expenses	20,880	23,971	65,978	78,793
Net loss	$(4,586)	$(5,299)	$(14,123)	$(33,981)

13. Commitments and Contingencies
Warranties
The Company typically provides its customers a warranty on its software licenses for a period of no more than 90 days and on its other tools for a period of no more than one year. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and nine months ended September 30, 2026, and 2025, the Company has not incurred any costs related to warranty obligations.
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
The Company recorded an additional charge to litigation settlement of $13.1 million during the nine months ended September 30, 2025. In May 2025, the parties entered into the Settlement Agreement pursuant to which the Company and the Co-Defendants agreed to pay the Nangate Parties an aggregate amount of $32.5 million in full resolution of all claims. In September 2025, the U.S. Court of Appeals for the Ninth Circuit reversed the fraud and breach of contract verdicts following the parties’ joint stipulation, and the parties then dismissed all claims. As of September 30, 2026, there is no remaining liability under the Settlement Agreement. Refer to Note 7, Related Parties, for further information.
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

14. Fair Value of Financial Instruments
Financial instruments measured at fair value on a recurring basis
The following tables present the Company's financial assets and liabilities that are measured at estimated fair value on a recurring basis as of September 30, 2026, and December 31, 2025:

	Fair value measurements as of September 30, 2026
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	9,758	9,758	—	—
Total	$9,758	$9,758	$—	$—
Liabilities:
Contingent consideration	710	—	—	710
Derivative liability	3,224	—	—	3,224
Total	$3,934	$—	$—	$3,934

	Fair value measurements as of December 31, 2025
	(in thousands)
	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Cash equivalents:
Money market funds	161	161	—	—
Total	161	161	—	—
Available-for-sale marketable securities:
U.S. government agencies securities	1,018	—	1,018	—
Total	1,018	—	1,018	—
Total	$1,179	$161	$1,018	$—
Liabilities:
Contingent consideration	1,741	—	—	1,741
Total	$1,741	$—	$—	$1,741
The Company's level 1 financial assets were valued using quoted prices in active markets for identical assets as of September 30, 2026, and December 31, 2025. The Company’s level 2 financial assets were determined based on third-party inputs which are either directly or indirectly observable, such as reported trades and broker or dealer quotes. The Company's marketable securities have an amortized cost that approximates fair value.
Pursuant to the Company’s stock purchase agreement, as amended, for Tech-X in April 2025, the selling shareholders are entitled to earn-out consideration based on technical achievements, of which certain consideration is payable in shares of the Company’s common stock. Refer to Note 4. Acquisitions for additional information. As the Company has an obligation to issue a variable number of shares of common stock, the liability is recorded at its fair value and revalued period to period with any changes recorded to Interest and other income (expense), net in the condensed consolidated statements of operations. The amendment does not limit the number of shares that the Company could be required to issue.
The Company's contingent consideration is valued using a discounted cash flow model, and the assumptions used in preparing the discounted cash flow model include estimates for interest rates and the amount of cash flows, in addition to the expected probability of technical achievement.

The following is a reconciliation of changes in the liability related to contingent consideration during the nine months ended September 30, 2026 and the year ended December 31, 2025 (in thousands):

Fair value as of January 1, 2025	$11
Change in fair value	94
Earn-out payments in cash	(46)
Acquisition	1,682
Fair value as of December 31, 2025	$1,741
Change in fair value	204
Earn-out payments in cash	(104)
Earn-out payments in shares of common stock	(1,131)
Fair value as of September 30, 2026	$710

The embedded derivative liability is classified within Level 3 of the fair value hierarchy because its valuation uses significant unobservable inputs. The Company estimates fair value using a probability-weighted Monte Carlo simulation that reflects the contractual conversion, adjustments to the conversion rate, and change of control scenarios.
The significant unobservable inputs used to estimate the fair value of the embedded derivative include the Company’s equity volatility, the probability of each contractual outcome, expected timing of conversion, and the discount rate, which includes the risk-free rate and the credit spread. As of September 30, 2026, the valuation used a 50.0% volatility assumption, a 90.3% conversion probability, a 4.8% conversion rate adjustment probability, a 5.0% change-of-control probability, a 4.8% risk-free rate, and a 27.7% credit spread.
The following table provides a roll-forward of the derivative liability measured at fair value on a recurring basis using unobservable level 3 inputs for the period ended September 30, 2026, as follows:

Fair value at issuance	3,205
Change in fair value	19
Fair value as of September 30, 2026	$3,224

15. Sale of Common Stock
On March 13, 2026, the Company entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which the Company may conduct registered offers and sales of shares of the Company’s common stock under the Company’s registration statement on Form S-3 (Registration No. 333-291212), a prospectus supplement dated March 13, 2026, and a prospectus supplement dated May 8, 2026, for an aggregate public offering amount of up to $35.0 million. During the nine months ended September 30, 2026, the Company issued 1,460,737 shares of common stock, at a weighted average price of $7.98 per share. The Company did not issue shares of common stock pursuant to the Open Market Sale Agreement during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company received gross proceeds of $11.7 million, with $11.1 million funded to the Company after deducting commissions and other related fees of $0.6 million. The commissions and related fees were recorded as a reduction to additional paid-in capital.

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
Overview
We are a provider of artificial intelligence (“AI”) driven manufacturing solutions, including technology computer aided design software (“TCAD”), and multi-physics software and our Fab Technology Co-Optimization (FTCO™) solution, and AI-driven design solutions, including electronic data automation software (“EDA”), and semiconductor intellectual property (“SIP”). Our solutions are used by engineers to optimize semiconductor manufacturing processes and efficiently bring semiconductor products to market. Our differentiated solutions enable our customers to increase productivity, accelerate time-to-market and reduce development and manufacturing costs. Our customers include semiconductor manufacturers and systems companies that design and manufacture products containing semiconductors. Semiconductors are at the heart of innovation in many industries, including AI, display, power devices, automotive, memory, hyperscale and cloud computing, Internet of Things (“IoT”), telecommunications and many more.
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
Our customers include foundries, integrated device manufacturers and fabless semiconductor companies. Our go-to-market strategy centers on selling software solutions and associated maintenance and services. Our software solutions accounted for 67% and 66% of our revenue for the three and nine months ended September 30, 2026, respectively as compared to 74% and 69% during the same periods in 2025. Revenue from associated maintenance and services accounted for 33% and 34% of our revenue for the three and nine months ended September 30, 2026, respectively, as compared to 26% and 31% during the same periods in 2025, respectively.
Recent Acquisitions
During the nine months ended September 30, 2025, we completed three acquisitions: (i) Cadence Design Systems (“Cadence”) Process Proximity Compensation product line (the “OPC Business”) for $11.5 million in March 2025; (ii) Tech-X Corporation (“Tech-X”) for $8.2 million in April 2025; and (iii) Mixel for an aggregate purchase price of $22.5 million in August 2025.

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
Cost Reduction Initiatives
In October 2025, we began implementing targeted cost-savings initiatives intended to streamline our organizational structure, improve execution, and enhance stockholder value (the “Restructuring Plan”). The Restructuring Plan includes a voluntary early retirement program, a voluntary exit program, an involuntary reduction in force, and certain planned site closures. We expect to incur $5.0 million of costs in connection with the Restructuring Plan that primarily consists of severance costs for 85 terminated employees and other costs such as the site closures as part of our global site strategy. Of the total expected costs, $0.2 million and $2.6 million were incurred during the three and nine months ended September 30, 2026, respectively, and $1.3 million during the year ended December 31, 2025. We expect to complete the Restructuring Plan in 2026. We anticipate these initiatives will result in significant annualized operating expense reductions. See Note 5 of our condensed consolidated financial statements for further discussion of the Restructuring Plan.
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

Results of Operations
The following table sets forth our results of operations for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30, 2026
	2026	2025	% Change	2026	2025	% Change
	(in thousands)
Revenue:
Software license revenue	$10,859	$13,757	(21)%	$34,289	$30,983	11%
Maintenance and service	5,435	4,915	11%	17,566	13,829	27%
Total revenue	16,294	18,672	(13)%	51,855	44,812	16%
Cost of revenue	2,608	4,133	(37)%	7,669	10,653	(28)%
Gross profit	13,686	14,539	(6)%	44,186	34,159	29%
Operating expenses:
Research and development	7,191	8,739	(18)%	25,161	19,446	29%
Selling and marketing	4,042	4,266	(5)%	12,730	13,699	(7)%
General and administrative	6,744	10,876	(38)%	20,242	27,062	(25)%
Litigation settlement	—	—	—%	—	13,069	(100)%
Total operating expenses	17,977	23,881	(25)%	58,133	73,276	(21)%
Operating loss	(4,291)	(9,342)	(54)%	(13,947)	(39,117)	(64)%
Interest income	71	316	(78)%	147	1,830	(92)%
Interest and other income (expense), net	(420)	82	(612)%	(914)	(652)	40%
Loss before income tax benefit	(4,640)	(8,944)	(48)%	(14,714)	(37,939)	(61)%
Income tax benefit	(54)	(3,645)	(99)%	(591)	(3,958)	(85)%
Net loss	$(4,586)	$(5,299)	(13)%	$(14,123)	$(33,981)	(58)%

The following table summarizes our results of operations as a percentage of total revenue for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30, 2026
	2026	2025	2026	2025
	(as a percentage of total revenue)		(as a percentage of total revenue)
Revenue:
Software license revenue	67%	74%	66%	69%
Maintenance and service	33%	26%	34%	31%
Total revenue	100%	100%	100%	100%
Cost of revenue	16%	22%	15%	24%
Gross profit	84%	78%	85%	76%
Operating expenses:
Research and development	44%	47%	49%	43%
Selling and marketing	25%	23%	25%	31%
General and administrative	41%	58%	39%	60%
Litigation settlement	—%	—%	—%	29%
Total operating expenses	110%	128%	112%	164%
Operating loss	(26)%	(50)%	(27)%	(87)%
Interest income	—%	2%	—%	4%
Interest and other income (expense), net	(3)%	—%	(2)%	(1)%
Loss before income tax benefit	(28)%	(48)%	(28)%	(85)%
Income tax benefit	—%	(20)%	(1)%	(9)%
Net loss	(28)%	(28)%	(27)%	(76)%

Comparison of the Three and Nine Months Ended September 30, 2026, and 2025
In March, April, and August 2025, we acquired the OPC Business, Tech-X, and Mixel, respectively. Accordingly, the results of operations of the OPC Business, Tech-X, and Mixel have been included in our condensed consolidated financial statements since their respective acquisition dates.
Revenue

	Three Months Ended September 30,		Nine Months Ended September 30, 2026
	2026	2025	2026	2025
Revenue:	(in thousands)		(in thousands)
Software license revenue	$10,859	$13,757	$34,289	$30,983
Maintenance and service	5,435	4,915	17,566	13,829
Total revenue	$16,294	$18,672	51,855	44,812

Total revenue decreased by $2.4 million, or 13%, to $16.3 million for the three months ended September 30, 2026, from $18.7 million for the three months ended September 30, 2025. Revenue associated with our EDA revenue tools decreased by $5.8 million, primarily driven by the decrease in license revenue, which was partially offset by an increase in IP revenue of $2.4 million, which includes the acquisition of Mixel, and an increase in TCAD revenue of $1.0 million. Software license revenue decreased by $2.9 million, or 21%, to $10.9 million for the three months ended September 30, 2026, from $13.8 million for the three months ended September 30, 2025. Maintenance and service revenue increased by $0.5 million, or 11%, to $5.4 million for the three months ended September 30, 2026, from $4.9 million for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, total revenue increased by $7.0 million, or 16% to $51.9 million from $44.8 million for the nine months ended September 30, 2025. IP revenue increased by $9.6 million, primarily driven by the acquisition of Mixel, and TCAD revenue increased by $3.9 million mainly driven by license revenue, partially offset by a decline in revenue associated with our EDA tools of $6.4 million, respectively. Software license revenue increased by $3.3 million, or 11%, to $34.3 million for the nine months ended September 30, 2026 from $31.0 million for the nine months ended September 30, 2025. Maintenance and service revenue increased by $3.7 million, or 27%, to $17.6 million for the nine months ended September 30, 2026 from $13.8 million for the nine months ended September 30, 2025.
Gross Profit
Gross profit decreased by $0.9 million, or 6%, to $13.7 million for the three months ended September 30, 2026, from $14.5 million for the three months ended September 30, 2025, primarily due to a $2.4 million decrease in revenue and a $1.5 million decrease in cost of revenue. Cost of revenue during the three months ended September 30, 2026, decreased primarily due to our cost reduction efforts and restructuring activities, partially offset by an increase in royalties driven by an increase in IP revenue. We recognized $0.2 million and $0.4 million of stock-based compensation expense in cost of revenue during the three months ended September 30, 2026 and 2025, respectively. Gross profit margin increased to 84% for the three months ended September 30, 2026, from 78% for the three months ended September 30, 2025, primarily due to lower cost of revenue resulting from our cost reduction efforts and restructuring activities.
For the nine months ended September 30, 2026, gross profit increased by $10.0 million, or 29%, to $44.2 million from $34.2 million for the nine months ended September 30, 2025, primarily due to a $7.0 million increase in revenue and a $3.0 million decrease in cost of revenue. Cost of revenue during the nine months ended September 30, 2026, decreased primarily due to our cost reduction efforts and restructuring activities, partially offset by an increase in royalties driven by an increase in IP revenue. We recognized $0.8 million and $1.0 million of stock-based compensation expense in cost of revenue during the nine months ended September 30, 2026 and 2025, respectively. Gross profit margin increased to 85% for the nine months ended September 30, 2026 from 76% for the nine months ended September 30, 2025, primarily due to lower cost of revenue resulting from our cost reduction efforts and restructuring activities.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30, 2026
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Operating expenses
Research and development	$7,191	$8,739	25,161	19,446
Selling and marketing	4,042	4,266	12,730	13,699
General and administrative	6,744	10,876	20,242	27,062
Litigation settlement	—	—	—	13,069
Total operating expenses	$17,977	$23,881	$58,133	$73,276

Research and Development Expenses
Research and development expenses decreased by $1.5 million, or 18%, to $7.2 million for the three months ended September 30, 2026, from $8.7 million for the three months ended September 30, 2025. This decrease was primarily due to a $1.5 million reduction in employee compensation and the related benefits associated with our restructuring activities and a $0.3 million reduction in consulting costs. This was partially offset by a $0.3 million increase in software expense.
For the nine months ended September 30, 2026, research and developments expenses increased by $5.7 million, or 29%, to $25.2 million from $19.4 million for the nine months ended September 30, 2025. The increase was primarily attributable to a $3.1 million increase in expenses associated with our acquired businesses, an increase in allocated costs of $1.8 million, a $1.1 million increase in stock-based compensation expense primarily associated with our restructuring activities as well as increased headcount, an increase of $0.5 million in cash severance associated with our restructuring activities, and an increase of $0.3 million in amortization expense, partially offset by a $1.0 million reduction in employee compensation and the related benefits associated with our restructuring activities.

Selling and Marketing Expenses
Selling and marketing expenses decreased by $0.2 million, or 5%, to $4.0 million for the three months ended September 30, 2026, from $4.3 million for the three months ended September 30, 2025. This decrease was primarily due to a $1.1 million reduction in employee compensation and benefits resulting from a decrease in headcount, partially offset by an increase in allocated costs of $0.6 million and a $0.1 million increase in cash severance expense associated with our restructuring activities.
For the nine months ended September 30, 2026, selling and marketing expenses decreased by $1.0 million, or 7%, to $12.7 million from $13.7 million for the nine months ended September 30, 2025. This decrease was primarily due to a $3.4 million reduction in employee compensation and benefits resulting from our restructuring activities and reduced headcount. This was partially offset by an increase in allocated costs of $2.1 million, and a $0.4 million increase in cash severance expense associated with our restructuring activities.
General and Administrative Expenses
General and administrative expenses decreased by $4.1 million, or 38%, to $6.7 million for the three months ended September 30, 2026, from $10.9 million for the three months ended September 30, 2025. The decrease was driven by a $2.6 million reduction in acquisition-related legal and professional fees, a $0.7 million reduction in employee compensation and benefits resulting from our restructuring activities, a $1.0 million reduction in severance costs, and a $0.5 million decrease in stock-based compensation expense due to reduced headcount. This was partially offset by a $0.7 million increase in employee compensation and benefits resulting from acquired headcount, and a $0.1 million increase in amortization expense.
For the nine months ended September 30, 2026, general and administrative expenses decreased by $6.8 million, or 25%, to $20.2 million from $27.1 million for the nine months ended September 30, 2025. The decrease was driven by a $5.9 million reduction in acquisition-related legal and professional fees, a $1.6 million reduction in employee compensation and benefits resulting from our restructuring activities, a $0.7 million reduction in severance costs, a $0.5 million decrease in stock-based compensation expense due to reduced headcount, and a $0.5 million decrease in recruiting fees. This was partially offset by a $1.3 million increase in expenses associated with our acquired businesses and a $1.1 million increase in amortization expense.
Litigation Settlement
Litigation settlement was $13.1 million for the nine months ended September 30, 2025. In May 2025, Silvaco and two of our principal stockholders and members of our board of directors (the “Co-Defendants”) agreed to a settlement (the “Settlement Agreement”) in connection with litigation brought by the former shareholders of Nangate, Inc. (“Nangate”) and a third cross-complainant (together, the “Nangate Parties”). The $32.5 million settlement (the “Settlement Payment”) consists of an initial $16.0 million paid on June 17, 2025, and four quarterly installment payments of $4.1 million each, payable on August 15, 2025, November 14, 2025, February 13, 2026, and May 15, 2026. In September 2025, the U.S. Court of Appeals for the Ninth Circuit reversed the fraud and breach of contract verdicts and the parties dismissed all claims, triggering an acceleration clause in the settlement agreement, resulting in the acceleration of the final installment of the Settlement Payment of $4.1 million from May 15, 2026, to February 13, 2026. Following the execution of the Settlement Agreement, Silvaco and the Co-Defendants also executed an apportionment agreement pursuant to which the Co-Defendants agreed to bear 25% of the Settlement Payment, with Silvaco bearing the remaining 75%. During the nine months ended September 30, 2026, we made the remaining payment of $8.3 million. As of September 30, 2026, we had no remaining liability under the Settlement Agreement. See Note 7 and Note 13 of our condensed consolidated financial statements for further discussion.
Interest Income
Interest income reflects interest earned and accretion on our cash equivalents and marketable securities. Interest income decreased by $0.2 million or 78% for the three months ended September 30, 2026, from $0.3 million for the three months ended September 30, 2025. The decrease was driven by a lower balance of marketable securities held during the period.
Interest income decreased by $1.7 million or 92% for the nine months ended September 30, 2026, from $1.8 million for the nine months ended September 30, 2025. The decrease was driven by a lower balance in marketable securities held during the period.
Interest and other income (expense), net

Interest and other income (expense), net, was expense of $0.4 million and income of $0.1 million for the three months ended September 30, 2026, and 2025, respectively, and expense of $0.9 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively. Interest and other income (expense), net increased for the three months ended September 30, 2026 primarily due to an increase in our interest-bearing debt balances. Interest and other income (expense), net increased for the nine months ended September 30, 2026 primarily due to an increase in our interest-bearing debt balances, partially offset by a $0.3 million decrease in foreign currency fluctuations.
Income tax benefit
Income tax benefit was $0.1 million and $0.6 million for the three and nine months ended September 30, 2026, respectively, as compared to $3.6 million and $4.0 million for the same period in 2025, respectively. See Note 11 of our condensed consolidated financial statements for further discussion.
Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from payments from our customers, borrowings from a principal stockholder and other lenders, and the net proceeds from the sale of our common stock. Our primary sources of liquidity are cash and cash equivalents including cash generated from operations. As of September 30, 2026, we had $22.0 million in cash and cash equivalents, of which $6.8 million was held by our foreign subsidiaries.
On April 11, 2024, we amended and restated our license agreement with NXP, pursuant to which we recorded an associated vendor financing obligation. The vendor financing obligation was $3.4 million as of September 30, 2026. We determined that the vendor financing obligation had an imputed interest rate of 9%, which is reflective of our borrowing rate with similar terms to that of the license agreement.
On March 13, 2026, we entered into an Open Market Sale Agreement with Jefferies LLC, as sales agent, pursuant to which we may conduct registered offers and sales of shares of our common stock under our registration statement on Form S-3 (Registration No. 333-291212), a prospectus supplement dated March 13, 2026, and a prospectus supplement dated May 8, 2026, for an aggregate public offering amount of up to $35.0 million. During the nine months ended September 30, 2026, we issued 1,460,737 shares of common stock, at a weighted average price of $7.98 per share.
On August 6, 2026, we issued an unsecured convertible promissory note with a principal amount of $10.0 million (the “Note”). The Note bears interest at 8.0% per annum, with accrued interest payable through conversion. The Note and accrued interest automatically convert into common stock on August 7, 2028, or upon a change of control, at a conversion price equal to the lower of 90% of the fair market value of our common stock on the conversion date or 115% of the closing price immediately before issuance. In addition, the conversion price will be reduced by 10 basis points for each of six specified development projects that we have not completed by the date of conversion. Conversion of the Note is subject to stockholder approval to the extent the Note converts into shares of common stock in excess of 19.99% of our outstanding shares. If stockholder approval is not obtained, we may be required to settle the portion exceeding that limitation in cash.
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
As of September 30, 2026, $14.1 million, or 64%, of our cash and cash equivalents was maintained with two financial institutions, where our current deposits are in excess of federally insured limits. Past macroeconomic conditions have resulted in the actual or perceived financial distress of many financial institutions, including the 2023 failures of Silicon Valley Bank, Signature Bank and First Republic Bank and the UBS takeover of Credit Suisse. If the financial institutions with whom we do business were to become distressed or placed into receivership, we may be unable to access the cash we have on deposit with such institutions. If we are unable to access our cash as needed, our financial position and ability to operate our business could be adversely affected.

Cash Flows
The following table summarizes changes in our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash provided by (used in):
Operating activities	(17,298)	(24,430)
Investing activities	979	31,193
Financing activities	21,176	(2,238)
Effect of exchange rate fluctuations	(101)	189
Net change in cash, cash equivalents and restricted cash	$4,756	$4,714

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
Net cash used in operating activities for the nine months ended September 30, 2026, was $17.3 million compared to $24.4 million of net cash used in operating activities for the nine months ended September 30, 2025. The $7.1 million decrease in net cash used in operating activities primarily reflects a $19.9 million decrease in net loss, a $1.5 million increase in non-cash depreciation and amortization expense, a $0.6 million increase in non-cash stock based compensation expense, a $0.6 million increase in provision for estimated credit loss, and a $0.5 million decrease in net accretion of discount on marketable securities, offset by the non-recurrence of a $13.1 million charge to litigation settlement (see Note 7 and Note 13 of our condensed consolidated financial statements for further discussion) and an $3.0 million increase in cash used related to changes in operating assets and liabilities.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2026, was $1.0 million, as compared to $31.2 million net cash provided by investing activities for the nine months ended September 30, 2025. Cash provided by investing activities during the nine months ended September 30, 2026, included $1 million of maturities in marketable securities. During the nine months ended September 30, 2025, cash provided by investing activities included $34.9 million of maturities in marketable securities and $29.8 million in sales of marketable securities, partially offset by $32.9 million in cash used to acquire the OPC Business, Tech-X, and Mixel and $0.6 million in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026, was $21.2 million, as compared to net cash used in financing activities of $2.2 million for the nine months ended September 30, 2025. Net cash provided during the nine months ended September 30, 2026, includes $12.2 million in proceeds from the issuance of common stock, $10.0 million in proceeds from the issuance of the Note, partially offset by payments of equity issuance costs of $0.6 million and payments of payroll taxes related to shares withheld from employees of $0.3 million. Net cash used during the nine months ended September 30, 2025, includes payments on our vendor financing obligation $1.3 million and payments of payroll taxes related to shares withheld from employees of $1.3 million. This use of cash was partially offset by $0.4 million in proceeds from the issuance of common stock.
Effects of Exchange Rate Fluctuations on Cash and Cash Equivalents
The effects of exchange rate fluctuations on cash and cash equivalents were $0.1 million and $0.2 million for the nine months ended September 30, 2026, and 2025, respectively.

Contractual Obligations
Our financial commitments for contractual obligations as of September 30, 2026, include operating leases, vendor financing obligation, and contingent consideration. See Note 7, Note 8, and Note 14 of our condensed consolidated financial statements for further discussion.
Litigation Settlement
In May 2025, Silvaco and the Co-Defendants agreed to the Settlement Agreement in connection with litigation brought by the Nangate Parties. The Settlement Payment consists of an initial $16.0 million payment due on June 18, 2025, and four quarterly installment payments of $4.1 million each, payable on August 15, 2025, November 14, 2025, February 13, 2026, and May 15, 2026. In September 2025, the U.S. Court of Appeals for the Ninth Circuit reversed the fraud and breach of contract verdicts and the parties dismissed all claims, triggering an acceleration clause in the settlement agreement, resulting in the acceleration of the final installment of the Settlement Payment of $4.1 million from May 15, 2026, to February 13, 2026. Following the execution of the Settlement Agreement, Silvaco and the Co-Defendants also executed an apportionment agreement under which the Co-Defendants agreed to bear 25% of the Settlement Payment, with Silvaco bearing the remaining 75%. During the nine months ended September 30, 2026, we made the remaining payment of $8.3 million. As of September 30, 2026, we had no remaining liability under the Settlement Agreement. See Note 7 and Note 13 of our condensed consolidated financial statements for further discussion.
Off-Balance Sheet Arrangements
As of September 30, 2026, we did not have any off-balance sheet arrangements. As of December 31, 2025, we maintained an irrevocable standby letter of credit issued in connection with the Settlement Agreement, which was terminated during the nine months ended September 30, 2026.
Critical Accounting Policies and Significant Judgments and Estimates
There have not been any material changes during the nine months ended September 30, 2026, to the methodology applied by management for critical accounting policies previously disclosed in our audited financial statements set forth in our 2025 Form 10-K. For further discussion of our critical accounting policies and estimates, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2025 Form 10-K.
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
A significant portion of our revenue comes from outside the United States. During the three and nine months ended September 30, 2026, 61% and 57%, respectively, of our revenue was from international customers. For the same period in 2025, 45% and 63% of our revenue was from international customers, respectively. In addition, we have significant non-U.S. operations. This requires us to recruit and retain qualified technical and managerial employees, manage multiple remote locations performing complex software development projects, and ensure intellectual property protection outside of the U.S. Our international operations and sales subject us to a number of increased risks, including:
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
During the three and nine months ended September 30, 2026, 17% and 18% of our revenue was derived from customers in China, respectively. For the same period in 2025, 16% and 19% of our revenue was derived from customers in China, respectively. Our operating expenses in China were $0.9 million and $3.0 million, respectively, for the three and nine months ended September 30, 2026, and $1.2 million and $2.9 million for the comparable period 2025, respectively. As a result, the economic, political, legal and social conditions in China could harm our business. Various factors may in the future cause the Chinese government to impose controls on credit or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products. In addition, the legal system in China has inherent uncertainties that may limit the legal protections available in the event of any claims or disputes that we have with third parties, including our ability to protect the IP we develop or license in China or elsewhere. As China’s legal system is still evolving, the interpretation of many laws, regulations and rules is not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit the remedies available in the event of any claims or disputes with third parties. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. Some of the other risks related to doing business in China include:
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
For example, the United States and Israel, on the one hand, and Iran and other regional adversaries, including Hezbollah, on the other hand, have engaged in direct military hostilities. While we do not currently consider the regional conflict between the United States and Israel and their adversaries to have had a material impact on our business, the ongoing regional conflict could have a negative impact on the economy and business activity globally, and therefore could adversely affect our results of operations, financial condition and cash flow. During the three and nine months ended September 30, 2026, we generated $0.1 million and $0.4 million in revenues from customers in the Middle East, respectively. During the three and nine months ended September 30, 2025, we generated $20 thousand and $0.2 million in revenues from customers in the Middle East, respectively. As of September 30, 2026, we had 112 employees in Egypt.
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
As of September 30, 2026, we had 16 employees in Ukraine, all of whom were working remotely. If our employees in Ukraine become subject to a military draft or are unable to work due to the ongoing conflict, the development of our next generation software could be delayed, which could negatively impact our business.
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
Our ability to operate and expand our business depends on the availability of adequate capital, which in turn depends on cash flow generated by our business and future debt, equity or other applicable financing arrangements. We believe that our cash flow from operations and existing cash and cash equivalents and marketable securities balances will satisfy our anticipated cash requirements for at least the next 12 months. However, we have based this estimate on our current operating plans and expectations, which are subject to change, and cannot assure you that our existing resources will be sufficient to meet our future liquidity needs. We may require additional capital to respond to business opportunities, challenges, acquisitions or other strategic transactions or unforeseen circumstances. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
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
Our software products contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to deliver our software licenses or subject us to litigation or other actions.
Some of our software products contain software modules licensed under “open source” licenses, and we expect to continue incorporating such open source software in the future. Open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or code quality, and the public availability of such software may make it easier for others to compromise our products. Certain open source licenses require us to make available source code for modifications or derivative works, or to grant licenses to our intellectual property. If we combine our proprietary software with open source software in a manner that triggers such requirements, we could be required to publicly release our proprietary source code—enabling competitors to create similar offerings with lower development effort—or expend substantial time and resources to re-engineer our software. Additionally, some open source projects have vulnerabilities and architectural instabilities and are provided without warranties or services to supply patched versions, which, if not properly addressed, could negatively affect the performance of our products. Although we have processes to monitor and manage our use of open source software, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products. We and our customers could also be subject to lawsuits by parties claiming ownership of what we believe to be open source software, and the licensors of such software provide no warranties or indemnities with respect to such claims. If we are held to have breached an open source software license, we could be required to incur significant legal expenses, pay substantial damages, be enjoined from licensing our software, seek costly third-party licenses, re-engineer our software, or make our proprietary code generally available in source code form, any of which would adversely affect our business, financial condition and results of operations.
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
We have developed an AI-based solution named Fab Technology Co-Optimization (FTCO™). While this AI initiative, as well as any other AI initiatives we develop, can present significant benefits, the AI landscape is rapidly evolving and may create risks and challenges for our business. If we fail to develop and timely offer products with AI features, if such products fail to meet our customers’ demands, if these products fail to operate as expected, or if our competitors incorporate AI into their products more quickly or more successfully than we do, we may experience brand or reputational harm and lose our competitive position, our products may become obsolete, and our business, operating results or financial condition could be adversely affected.
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
As of September 30, 2026, Ms. Ngai-Pesic and the members of her immediate family (the “Pesic Family”) collectively own more than 53.2% of our total outstanding common stock. As a result of the Pesic Family collectively holding more than 50% of the voting power of our company, we are a “controlled company” within the meaning of the Nasdaq listing rules. Therefore, we are not required to comply with certain corporate governance rules that would otherwise apply to us as a listed company on Nasdaq, including the requirements that (i) we have a majority of independent directors on our board of directors; (ii) the compensation of our executive officers be determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iii) director nominees selected or recommended for our board be approved either by a majority of the independent directors or a nominating committee comprised solely of independent directors.
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

We lease several office facilities from entities controlled by Ms. Ngai-Pesic, pursuant to which we recorded a rent expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, and $0.1 million and $0.4 million for the same period in 2025. Because we are controlled by the Pesic Family, we may not have the leverage to negotiate extensions or amendments to our agreements on terms as favorable to us compared to those we would negotiate with an unaffiliated third party. See Note 7 to our condensed consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
Our common stock has been trading on a national securities exchange for less than 3 years. An active market in our common stock may not be sustainable or liquid enough for you to sell your shares, especially given the concentration of outstanding shares. If an active market for our common stock is not sustained, holders of our common stock may not be able to liquidate their investment or resell their shares at favorable prices, or at all. An inactive trading market may also impair our ability to raise capital by selling shares of our common stock and enter into strategic partnerships or acquire other complementary products, technologies or businesses by using shares of our common stock as consideration. Furthermore, there can be no guarantee that we will continue to satisfy the continued listing standards of Nasdaq. If we fail to satisfy the continued listing standards, we could be delisted, which would negatively impact the value and liquidity of your investment.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.
ITEM 4. MINE SAFETY DISCLOSURES.
None.
ITEM 5. OTHER INFORMATION.
During the fiscal quarter ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K, Item 408.

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

4.2
Registration Rights Agreement, dated April 12, 2024, among the Registrant and the stockholders named therein (filed as Exhibit 10.25 to the Registrant’s Registration on Form S-1 (No. 333-278666) initially filed with the Securities and Exchange Commission on April 12, 2024)

4.3
Stockholders Agreement, dated April 12, 2024, among the Registrant and the stockholders named therein (filed as Exhibit 10.26 to the Registrant’s Registration on Form S-1 (No. 333-278666) initially filed with the Securities and Exchange Commission on April 12, 2024)

4.4
Senior Convertible Promissory Note, dated August 6, 2026, by and between Silvaco Group, Inc. and Micron Technology, Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2026)

10.1
Convertible Note Purchase Agreement, dated August 5, 2026, by and between Silvaco Group, Inc. and Micron Technology, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2026)

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on November 4, 2026.

SILVACO GROUP, INC.

/s/ Walden C. Rhines
Name: Dr. Walden C. Rhines Title: Chief Executive Officer

/s/ Christopher J. Zegarelli
Name: Christopher J. Zegarelli Title: Chief Financial Officer